Form 10-Q
period 1996-06-30
FIRST COLORADO BANCORP INC
filed 1996-08-13
CIK 1001287

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    ------------

                                      FORM 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
[X] ACT OF 1934

    For the Quarterly Period Ended June 30, 1996
                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
[ ] EXCHANGE ACT OF 1934

    For the transition period from _____________________ to __________________

                                               Commission File Number:  0-27126

                          First Colorado Bancorp, Inc.
               (Exact name of registrant as specified in its charter)



      Colorado                                                84-1320788
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

 215 S. Wadsworth Blvd., Lakewood, CO                             80226
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code:     (303) 232-2121


                                         N/A
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                    Number of shares outstanding of common stock
                                 as of July 31, 1996

 $0.10 Par Value Common Stock                                    19,797,056
        Class                                               Shares Outstanding

                            FIRST COLORADO BANCORP, INC.

                                        INDEX


                                                                Page Number

PART I -      CONSOLIDATED FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition
              at June 30, 1996 (unaudited) and
              December 31, 1995                                           1

              Consolidated Statements of Operations for the
              Three and Six Months Ended June 30,
              1996 and 1995 (unaudited)                                   2

              Consolidated  Statements  of  Stockholders'
              Equity for the Period from January 1, 1994
              to December 31, 1995, and for the Period from
              January 1, 1996 to June 30, 1996 (unaudited)                3

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30,
              1996 and 1995 (unaudited)                                   4 - 6

              Notes to Consolidated Financial Statements                  7 - 8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9 - 18


PART II -     OTHER INFORMATION                                           19

SIGNATURES                                                                20

EXHIBIT


                       First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Financial Condition
                                  (Dollars in Thousands)


                                                            As of
                                               June 30, 1996   December 31, 1995
                                                (unaudited)
Assets
Cash and due from banks                        $   24,493            27,090
Federal funds sold and other
  interest-earning assets                          23,632            86,580
Investment securities:
   Held-to-maturity                                81,423            54,362
   Available-for-sale                              11,591            24,417
Mortgage-backed and other asset-backed
  securities, net:
   Held-to-maturity                               303,715           302,380
   Available-for-sale                               8,027             8,506
Loans receivable, net                             999,138           931,159
Accrued interest receivable                         8,483             7,807
Office properties and equipment, net               22,450            21,760
Federal Home Loan Bank stock                        9,249             8,829
Real estate owned                                   1,684             1,647
Other assets                                        7,445             7,756
                                                ---------        ----------
   Total assets                                $1,501,330         1,482,293
                                                =========        ==========

Liabilities
Deposits                                       $1,103,392        1,080,289
Advances from Federal Home Loan Bank              119,515           125,670
Other borrowed money                                5,285             5,543
Advances by borrowers for taxes and
  insurance                                         2,343             9,348
Accrued & deferred income taxes, net                4,789             4,645
Other liabilities                                  20,950            18,080
                                                ---------        ----------
   Total liabilities                            1,256,274         1,243,575
                                                ---------        ----------

Stockholders' Equity
Common stock, $0.10 par value (50,000,000
  shares authorized; 20,134,256 and 20,023,337
  shares issued and outstanding at June 30,
  1996 and December 31, 1995, respectively)         2,013             2,002
Additional paid-in capital                        149,895           149,837
Unearned ESOP shares                              (13,404)          (13,404)
MRP contra-account                                   (182)             (182)
Net unrealized gain (loss) on securities
  available for sale (net of tax effect)               68               (54)
Retained earnings, partially restricted           106,666           100,519
                                                ---------        ----------
   Total stockholders' equity                     245,056           238,718
                                                ---------        ----------

   Total liabilities and stockholders'
      equity                                   $ 1,501,330      $ 1,482,293
                                                 =========        =========

                         First Colorado Bancorp, Inc. and Subsidiary
                            Consolidated Statements of Operations
                 (Dollars in Thousands, except per share amounts) (unaudited)

                                         For the three months ended   For the six months ended
                                             June 30,     June 30,     June 30,     June 30,
                                              1996         1995          1996         1995

Interest income:
   Loans                                     $19,432       16,647       38,049       31,528
   Mortgage-backed securities                  5,021        5,637        9,784       11,985
   Investment securities                       1,419        1,056        2,795        2,066
   Other                                         239           27        1,008           61
                                          ----------   ----------   ----------   ----------
     Total interest income                    26,111       23,367       51,636       45,640
                                          ----------   ----------   ----------   ----------

Interest expense:
   Deposits                                   11,929       12,316       23,839       23,499
   Borrowed funds                              1,994        2,619        4,092        5,036
                                          ----------   ----------   ----------   ----------
     Total interest expense                   13,923       14,935       27,931       28,535
                                          ----------   ----------   ----------   ----------

Net interest income                           12,188        8,432       23,705       17,105

Provision (credit) for loan losses                77          142          307         (567)
                                          ----------   ----------   ----------   ----------
Net interest income after provision           12,111        8,290       23,398       17,672
                                          ----------   ----------   ----------   ----------
(credit) for loan losses

Noninterest income:
   Fees and service charges                    1,203          983        2,351        1,995
   Gain (loss) on sale of loans, net             187           --           66          (56)
   Loss on sale of mortgage-backed and
     other asset-backed securities, net           --           --           --         (362)
   Net income from real estate operations        142           75          271        1,048
   Rental income                                  42           39           81           87
                                          ----------   ----------   ----------   ----------
     Total noninterest income                  1,574        1,097        2,769        2,712
                                          ----------   ----------   ----------   ----------

Noninterest expense:
   Compensation                                2,861        2,570        5,579        5,119
   Occupancy                                   1,005          886        1,934        1,758
   Provision (credit) for losses on real
    estate owned                                  54           (3)          28          (29)
   Provision (credit) for losses on
    federal funds sold                           (18)          --          (18)         618
   Professional fees                             210          135          407          313
   Advertising                                   269          225          526          401
   Printing, supplies and postage                269          263          544          554
   FDIC premiums                                 641          585        1,259        1,170
   Other, net                                    683          123        1,343          796
                                          ----------   ----------   ----------   ----------
     Total noninterest expense                 5,974        4,784       11,602       10,700
                                          ----------   ----------   ----------   ----------

Earnings before income taxes                   7,711        4,603       14,565        9,684
Income tax expense                             2,784        1,573        5,301        3,672
                                          ----------   ----------   ----------   ----------
Net earnings                            $      4,927        3,030        9,264        6,012
                                          ==========   ==========   ==========   ==========
Primary earnings per share              $       0.26           NM         0.49           NM
                                          ==========                ==========
Primary shares outstanding                19,093,471           NM   19,069,651           NM
                                          ==========                ==========
Fully diluted earnings per share        $       0.26           NM         0.49           NM
                                          ==========                ==========
Fully diluted shares outstanding          19,094,767           NM    9,070,947           NM
                                          ==========                ==========
Dividends declared per share            $       0.08           NM        0.155           NM
                                          ==========                ==========

 NM - Not meaningful due to conversion and reorganization effective December 29, 1995.




                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                  Period from January 1, 1994 to June 30, 1996
         (Activity for the Six Months Ended June 30, 1996 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)
                                                                                                         Net
                                                                                                      Unrealized
                                                                                                        Gain
                             Common Stock        Common Stock     Additional   Unearned     MRP        (Loss)
                            $1.00 par value    $0.10 par value     Paid-in       ESOP      Contra   on Securities   Retained
                            Shares   Amount    Shares    Amount    Capital      Shares     Account     For Sale     Earnings  Total
                            ------   -----     ------    ------    -------      ------     -------     --------     --------  -----
Balance,
January 1, 1994          6,269,972   $6,270           -     $ -    10,024      (729)        (328)          -        83,453   98,690

Exercise of employee        61,650       62           -       -       390         -            -           -             -      452
 stock options
Payment of ESOP liability        -        -           -       -         -       283            -           -             -      283
Employees' vesting in MRP        -        -           -       -       200         -           70           -             -      270
Dividends ($1.80 per share):
  Declared for minority
   interest                      -        -           -       -         -         -            -           -        (3,857)  (3,857)
  Waived by Parent               -        -           -       -     7,537         -            -           -        (7,537)       -
Net unrealized loss on
  securities available for
  sale                           -        -           -       -         -         -            -      (1,370)            -   (1,370)
Net earnings                     -        -           -       -         -         -            -           -        13,546   13,546
                        ----------    -----   ----------  -----   -------   -------        -----      -----       -------   -------
Balance,
December 31, 1994        6,331,622    6,332           -       -    18,151      (446)        (258)     (1,370)       85,605  108,014

Exercise of employee
  stock options             39,515       40           -       -       224         -            -          -              -      264
Payment of ESOP liability        -        -           -       -         -       446            -          -              -      446
Contribution by First
Savings Capital, MHC             -        -           -       -        31         -            -          -             -        31
Exchange of common
  stock                 (6,371,137)  (6,372)   6,619,539    662     5,710         -            -          -             -         -
Common stock issued for
cash, net of offering
  costs                          -        -   12,063,419  1,206   116,414         -            -          -             -   117,620
Common stock issued to
ESOP for note receivable         -        -    1,340,379    134    13,270   (13,404)           -          -             -         -
Employees' vesting in MRP        -        -           -       -       224         -           76          -             -       300
Dividends declared ($0.88
  per share)                     -        -           -       -         -         -            -          -        (1,911)   (1,911)
Reversal of dividends
  previously waived              -        -           -       -    (4,187)        -            -          -         4,187         -
  by First Savings
Capital, M.H.C.
Change in net unrealized
  gain (loss) on securities      -        -           -       -         -         -            -      1,316             -     1,316
  available-for-sale
Net earnings                     -        -           -       -         -         -            -          -        12,638    12,638
                        ----------    -----  ----------   -----   -------   -------        -----      -----       -------   -------
Balance,
December 31, 1995                -        -   20,023,337  2,002   149,837   (13,404)        (182)       (54)      100,519   238,718

Exercise of employee             -        -      110,919     11       233         -            -          -             -       244
  stock options
Additional offering costs
  on common stock issued
  for cash                       -        -           -       -      (175)        -            -          -             -      (175)
Dividends declared               -        -           -       -         -         -            -          -        (3,117)   (3,117)
  ($0.155 per share)
Change in net unrealized
  gain (loss) on securities
  available-for-sale             -        -           -       -         -         -            -        122             -       122
Net earnings                     -        -           -       -         -         -            -          -         9,264     9,264
                        ----------    -----  ----------  -----    -------   -------        -----      -----       -------   -------
Balance,
June 30, 1996                    -  $     -  20,134,256 $2,013    149,895   (13,404)        (182)        68       106,666   245,056
                        ==========    =====  ==========  =====    =======   =======        =====      =====       =======   =======




                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                  (Amounts in Thousands)

                                                              For the six months ended
                                                           June 30, 1996    June 30, 1995

Cash flows from operating activities:
 Interest and dividends from loans receivable,
   mortgage-backed and other asset-backed securities,
   and investment securities                                  $50,834           44,476
 Fees and service charges received                              3,365            2,506
 Rental income received                                            81               87
 Proceeds from sale of loans held for sale                     24,673            1,599
 Originations of loans held for sale                          (24,307)          (2,088)
 Interest paid                                                 (6,534)          (7,447)
 Cash paid to suppliers and employees                         (11,255)          (9,988)
 Income taxes paid                                             (5,234)          (1,595)
                                                             --------         --------

     Net cash provided by operating activities                 31,623           27,550
                                                             --------         --------

Cash flows from investing activities:
 Proceeds from sales of investment and mortgage-backed
   securities available for sale                                    0           20,444
 Proceeds from maturities of investment and mortgage-backed
   securities available for sale                               11,000            5,000
 Proceeds from maturities of investment and mortgage-backed
   securities held to maturity                                 43,700           11,000
 Purchase of investment securities held to maturity           (68,765)         (25,746)
 Principal repayments of mortgage-backed and
   asset-backed securities                                     33,636           32,231
 Purchase of mortgage-backed and other asset-backed
   securities held to maturity                                (35,066)               0
 Origination of loans receivable                             (185,429)        (178,288)
 Principal repayments of loans receivable                     116,392           66,032
 Purchase of loans receivable                                       0          (17,932)
 Purchase of Federal Home Loan Bank Stock                        (136)            (941)
 Proceeds from sales of real estate owned and in                  573            2,701
   judgment
 Proceeds from sale of office properties and equipment              0              905
 Purchase of office properties and equipment                   (1,620)          (2,819)
 Proceeds from sale of real estate held for investment
   and development                                                344               39
 Other, net                                                       156              157
                                                             --------         --------

     Net cash used by investing activities                    (85,215)         (87,217)
                                                             --------         --------









                                        (Continued)
                                            -4-


                       FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                  (Amounts in Thousands)

                                                               For the six months ended
                                                            June 30, 1996     June 30, 1995

Cash flows from financing activities:
   Net increase in deposits                                   $   1,696           34,854
   Proceeds of advances from Federal Home Loan Bank              24,000          256,000
   Repayment of advances from Federal Home Loan Bank            (30,155)        (226,222)
   Repayment of bonds payable and other borrowings                 (269)            (434)
   Net decrease in advances by borrowers for taxes and           (7,005)          (4,177)
    insurance
   Cash paid for stock offering and conversion costs             (2,135)               0
   Net proceeds from exercised stock options                         69              165
   Proceeds from ESOP for repayment of debt                           0               81
   Dividends paid                                                (1,986)            (904)
   Other, net                                                     3,832           (4,799)
                                                                -------          -------
     Net cash provided (used) by financing activities           (11,953)          54,564
                                                                -------          -------
     Net decrease in cash and cash equivalents                  (65,545)          (5,103)

Cash and cash equivalents at beginning of period                113,670           30,239

Cash and cash equivalents at end of period                    $  48,125           25,136
                                                                =======          =======

Reconciliation of net earnings to net cash provided by
 operating activities:
   Net earnings                                               $   9,264            6,012
   Adjustments  to  reconcile  net  earnings to net cash
    provided by operating activities:
     Amortization of premiums and discounts on investments,
      net                                                           571              (16)
     Loss (gain) on sale of investment securities and
      loans receivable                                              (66)              56
     Loss on sale of mortgage-backed and other asset-backed
       securities                                                     0              362
     Amortization of deferred loan origination fee income          (349)            (470)
     Deferred loan origination fee income, net of deferred costs    306             (138)
     Provision for losses on loans receivable, federal funds sold
       and real estate owned and in judgment                        335              151
     Gain on sale of real estate owned, net                        (144)            (983)
     Gain on sale of real  estate  held  for  investment
       and development                                              (24)             (21)
     Stock dividends from Federal Home Loan Bank                   (284)               0
     Depreciation and amortization                                  945              767
     Increase (decrease) in deferred income taxes                  (172)           1,962
     Interest expense credited to deposit accounts               21,407           21,062
     Amortization  of unearned  discounts  and  deferred
       income                                                       (65)             (71)
     Decrease (increase) in loans held for sale                     366             (489)
     Increase in accrued interest receivable                       (676)            (607)
     Decrease (increase) in other assets                           (205)              17
     Increase in current income taxes payable                       239              115
     Decrease (increase) in other liabilities                       108             (131)
     Other, net                                                      67              (28)
                                                                -------          -------

         Net cash provided by operating activities            $  31,623           27,550
                                                                =======          =======



                                        (Continued)
                                            -5-

                       FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                  (Amounts in Thousands)

                                                     For the six months ended
                                                  June 30, 1996   June 30, 1995

Noncash investing and financing transactions:

  Decrease in net unrealized loss on securities
    available for sale, net of tax effect             $(122)           (1,184)
                                                       ====            ======

  Deferred tax effect of change in unrealized loss on
    securities available for sale                     $ (76)             (733)
                                                       ====            ======


                          FIRST COLORADO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Principles of Consolidation - The consolidated financial statements include the accounts of First Colorado Bancorp, Inc. (FCB) and its wholly owned subsidiary, First Federal Bank of Colorado (formerly First Federal Savings Bank of Colorado). The accounts of First Federal Bank of Colorado (FFB) include its three wholly owned subsidiaries, First Savings Investment Corporation (FSIC), First Savings Insurance Services (FSIS), and First Savings Securities Corporation (FSSC) (collectively, the Bank). All entities together are collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company is a Colorado stock corporation organized in September 1995 to facilitate the conversion of the Bank's holding company (formerly First Savings Capital, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, First Savings Capital, M.H.C., which had owned 66% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On December 29, 1995, the Company issued 6,619,539 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 13,403,798 shares of its common stock at a price of $10.00 per share. In 1995, the Company engaged in no significant business activity other than its ownership of the Bank's common stock.

2. Basis of Presentation - The Consolidated Statement of Financial Condition as of June 30, 1996, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995, the Consolidated Statement of Stockholders' Equity for the six month period ended June 30, 1996, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1995 Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings per Share - Earnings per share for the three and six month periods ended June 30, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Benefit Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

   Earnings per share for the three and six month periods ended June 30, 1995 was not meaningful due to the conversion and reorganization effective December 29, 1995.

   See Exhibit 11.

4. Dividends - On June 19, 1996, the Company declared an 8.0(cent) per share cash dividend on the Company's common stock to shareholders of record on July 5, 1996. The cash dividend was paid on July 19, 1996.

5. Recent Accounting Pronouncements - Effective January 1, 1995, the Bank adopted FASB Statement of Financial Accounting Standards Nos. 114, "Accounting by Creditors for Impairment of a Loan" and 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The provisions of these statements are applicable to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. Additionally, such provisions apply to all loans that are renegotiated in troubled debt restructurings involving a modification of terms.

   Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, except that loans renegotiated as part of a troubled debt restructuring subsequent to the adoption of Statement Nos. 114 and 118 must be measured for impairment by discounting the total expected cash flow under the renegotiated terms at each loan's original effective interest rate.

   A loan evaluated for impairment pursuant to Statement No. 114 is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant payment delay, which is defined by the Bank as up to ninety days, will not cause a loan to be classified as impaired. A loan is not impaired during the period of delay in payment if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

   The adoption of Statement Nos. 114 and 118 did not have a material adverse impact on the Company's financial condition or operations.

   Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement has not had a significant effect on the consolidated financial statements.

   Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An entity that sells or securitizes mortgage loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. As of June 30, 1996, adoption of this statement has not had a significant effect on the consolidated financial statements.

   SFAS No. 123, "Accounting for Stock-Based Compensation", was issued by the FASB in October 1995. It establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value based method accounting defined by SFAS No. 123 had been applied. SFAS No. 123 is applicable to fiscal year 1996. The Company does not currently expect to adopt the accounting prescribed by SFAS No. 123; however, the Company will include the disclosures required by SFAS No. 123 in future consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Company acquired the Bank as a wholly owned subsidiary upon the consummation of the Conversion and Reorganization on December 29, 1995. In connection with the Conversion and Reorganization, the Company sold 13,403,798 shares of its common stock to the public in an initial public offering ("Offering") and issued 6,619,539 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. Stockholders' equity increased by $117.5 million as a result of the Conversion and Reorganization.

The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, a note evidencing the Company's $13.4 million loan to the Bank's Employee Stock Ownership Plan ("ESOP") and the portion of the net proceeds from the Offerings retained by the Company, which are currently invested in a $51.6 million loan to the Bank and in deposits in the Bank. All intercompany accounts have been eliminated in the Company's consolidated financial statements.

Since the Conversion and Reorganization was completed on December 29, 1995, the consolidated results of operations for the three and six month periods ended June 30, 1996 are for the Company while the consolidated results of operations for the three and six month periods ended June 30, 1995 are for the Bank. Any references to the consolidated results of operations will, by definition, incorporate that distinction.

                  COMPARISON OF FINANCIAL CONDITION AT
                   JUNE 30, 1996 AND DECEMBER 31, 1995

The total assets of the Company increased $19.0 million, or 1.3%, from $1,482.3 million at December 31, 1995 to $1,501.3 million at June 30, 1996. This increase is due primarily to an increase in loans receivable of $68.0 million, or 7.3%. Investment securities also increased, from $78.8 million at December 31, 1995, to $93.0 million at June 30, 1996, an increase of $14.2 million, or 18.1%, as a result of the Company's decision to utilize some of the offering proceeds to increase its investment portfolio. Mortgage-backed and other asset-backed securities increased slightly, from $310.9 million at December 31, 1995 to $311.7 million at June 30, 1996, an increase of $0.8 million, or 0.3%. The funding for these increases came primarily from Federal funds sold and other interest-earning assets, which decreased $63.0 million, or 72.7%, from $86.6 million at December 31, 1995 to $23.6 million at June 30, 1996.

As of June 30, 1996, non-performing assets totaled $3.6 million, or 0.2% of total assets, as compared to $4.0 million, or 0.3% of total assets as of December 31, 1995.

The increase in liabilities primarily occurred in the deposit portfolio, which increased $23.1 million, or 2.1%, from $1,080.3 million at December 31, 1995, to $1,103.4 million at June 30, 1996. Total advances from the Federal Home Loan Bank decreased by $6.2 million, or 4.9%, from $125.7 million as of December 31, 1995, to $119.5 million as of June 30, 1996.

Stockholders' equity increased $6.3 million, primarily due to net earnings of $9.3 million for the six months ended June 30, 1996, offset by dividends declared totaling $3.1 million.

                 COMPARISON OF OPERATING RESULTS FOR THE
                THREE MONTHS ENDED JUNE 30, 1996 AND 1995

GENERAL. Net earnings for the three months ended June 30, 1996 increased $1.9 million, or 62.6%, to $4.9 million from $3.0 million for the three months ended June 30, 1995. The increase was primarily due to an increase in net interest income, offset by an increase in noninterest expense. The substantial increase in net interest income can be attributed primarily to the increase in capital, as the proceeds from the Conversion and Reorganization increased the average balance of interest-earning assets.

NET INTEREST INCOME. Net interest income increased $3.8 million, or 44.5%, from $8.4 million during the three months ended June 30, 1995 to $12.2 million during the three months ended June 30, 1996. This increase was primarily due to an increase in total interest income of $2.7 million, or 11.7%, from $23.4 million for the three months ended June 30, 1995 to $26.1 million for the three months ended June 30, 1996. This increase was primarily the result of an increase in interest income on loans receivable from $16.6 million in the three months ended June 30, 1995 to $19.4 million in the three months ended June 30, 1996, due to the increases in the interest rate earned on loans receivable and in the average portfolio balance of loans receivable, which increased $112.6 million, or 13.0%, to $980.8 million for the three months ended June 30, 1996, from $868.2 million for the three months ended June 30, 1995. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. Interest income on investment securities, (including those available for sale) also increased, from $1.1 million in the three months ended June 30, 1995 to $1.4 million in the three months ended June 30, 1996, due to an increase in the average portfolio balance of $24.3 million, or 31.0%, to $103.0 million for the three months ended June 30, 1996, from $78.7 million for the three months ended June 30, 1995. The increase in the average investment portfolio balance was primarily due to the investment of proceeds from the Offering. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities, (including those available for sale) of $616,000, or 10.9%, to $5.0 million for the three months ended June 30, 1996, from $5.6 million for the three months ended June 30, 1995, due to the decrease in the average portfolio balance of $38.4 million, or 10.7%, to $320.8 million for the three months ended June 30, 1996, from $359.2 million for the three months ended June 30, 1995.

The increase in interest income was combined with a decrease in total interest expense of $1.0 million, or 6.8%, from $14.9 million for the three months ended June 30, 1995, to $13.9 million for the three months ended June 30, 1996. Interest paid on deposits decreased $387,000, or 3.1%, to $11.9 million for the three months ended June 30, 1996, from $12.3 million for the three months ended June 30, 1995, due to a decrease of 25 basis points in the cost of deposits offsetting an increase in the average balance of the deposits of $26.2 million, or 2.4%, to $1,096.5 million for the three months ended June 30, 1996, from $1,070.3 million for the three months ended June 30, 1995. The decrease in the cost of deposits was primarily due to a 36 basis point decrease in the cost of time deposits, as the use of the deposit portfolio as a source of funds was de-emphasized in 1996 due to the available proceeds from the Offering. Interest paid on borrowed funds also decreased, by $625,000, or 23.9%, to $2.0 million for the three months ended June 30, 1996, from $2.6 million for the three months ended June 30, 1995, due to a decrease in the average balance of Federal Home Loan Bank advances and other borrowed money of $38.0 million, or 23.4%, to $124.7 million for the three months ended June 30, 1996, from $162.8 million for the three months ended June 30, 1995. This decrease reflects the use of a portion of the proceeds from the Offering to repay borrowings.

PROVISION FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision for losses on loans decreased by $65,000 for the periods under comparison, from a provision of $142,000 for the three months ended June 30, 1995 to a provision of $77,000 for the three months ended June 30, 1996. The decrease for the three months ended June 30, 1996 was due primarily to the continued favorable market conditions in the Colorado real estate market. The provision reflects management's recognition of and desire to appropriately reserve for the past and expected future loan growth for the Bank. Management believes that the allowance for loan losses is adequate at June 30, 1996. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $477,000, or 43.5%, from $1.1 million for the three months ended June 30, 1995 to $1.6 million for the three months ended June 30, 1996. This increase was primarily the result of an increase in fees and service charges of $220,000 and an increase in the gain on the sale of loans of $187,000, primarily due to increased originations of fixed rate loans which the Bank sells in the secondary market as part of its interest rate risk management.

NONINTEREST EXPENSE. Noninterest expense increased by $1.2 million, or 24.9% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The major increase of $560,000 occurred in the other, net, noninterest expense category. In addition, the Bank experienced increases in compensation expense of $291,000, in occupancy expense of $119,000, and in professional fees of $75,000. Minor changes in other noninterest expense categories also contributed to the total increase.

During the three months ended June 30, 1995, the Bank recognized $463,000 of income in partial settlement of an IRS audit as an offset to other, net, noninterest expense, which represents the majority of the $560,000 increase in other, net, noninterest expense for the three month periods ending June 30, 1996 as compared to the same period in 1995. In addition, the Bank experienced increased compensation costs during the three months ended June 30, 1996, primarily due to an increase of $341,000 in employee benefits combined with a $50,000 decrease in employee compensation. Approximately one half of the compensation increase was related to compensation expense recognized on benefit plans (including the purchase of 1,340,379 shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock of the Company held by such plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Occupancy cost increased primarily due to the depreciation expense and other office expense associated with the three new offices opened in 1995 and 1996. Those new offices also contributed to the increase in employee compensation mentioned above.

The Company expects additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. It is expected that the MSBP will purchase shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value.

The provision for losses on federal funds sold booked in 1995 resulted when the Superintendent of Banks of the State of New York took possession of the business and property of Nationar, a New York-chartered trust company. The Bank wrote down its $1.0 million federal funds sold to Nationar to $382,500 and filed a proof of claim for the monies due. A $400,000 partial payment on the claim was received in June, 1996 and resulted in a recovery of $18,000 in the second quarter of 1996. Further claim payments are anticipated although the Bank cannot predict the amount or the timing of any such payments.

INCOME TAX EXPENSE. Federal and state income taxes increased by $1.2 million, or 77.0%, for the three months ended June 30, 1996 compared to the three months ended June 30, 1995, due primarily to the increase in earnings before income taxes.

                 COMPARISON OF OPERATING RESULTS FOR THE
                 SIX MONTHS ENDED JUNE 30, 1996 AND 1995

GENERAL. Net earnings for the six months ended June 30, 1996 increased $3.3 million, or 54.1%, to $9.3 million from $6.0 million for the six months ended June 30, 1995. The increase was primarily due to an increase in net interest income, offset by an increase in noninterest expense. The substantial increase in net interest income can be attributed primarily to the increase in capital, as the proceeds from the Conversion and Reorganization increased the average balance of interest-earning assets.

NET INTEREST INCOME. Net interest income increased $6.6 million, or 38.6%, from $17.1 million during the six months ended June 30, 1995 to $23.7 million during the six months ended June 30, 1996. This increase was primarily due to an increase in total interest income of $6.0 million, or 13.1%, from $45.6 million for the six months ended June 30, 1995 to $51.6 million for the six months ended June 30, 1996. This increase was primarily the result of an increase in interest income on loans receivable from $31.5 million in the six months ended June 30, 1995 to $38.0 million in the six months ended June 30, 1996, due to the increases in the interest rate earned on loans receivable and in the average portfolio balance of loans receivable, which increased $130.7 million, or 15.7%, to $962.9 million for the six months ended June 30, 1996, from $832.1 million for the six months ended June 30, 1995. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. Interest income on investment securities (including those available for sale) also increased, from $2.1 million in the six months ended June 30, 1995 to $2.8 million in the six months ended June 30, 1996, due to the increase in the average portfolio balance of $25.5 million, or 33.6%, to $101.3 million for the six months ended June 30, 1996, from $75.8 million for the six months ended June 30, 1995. The increase in the average investment portfolio balance was primarily due to the investment of proceeds from the Offering. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities, (including those available for sale) of $2.2 million, or 18.4%, to $9.8 million for the six months ended June 30, 1996, from $12.0 million for the six months ended June 30, 1995, due to the decrease in the average portfolio balance of $56.9 million, or 15.2%, to $317.2 million for the six months ended June 30, 1996, from $374.0 million for the six months ended June 30, 1995.

The increase in interest income was combined with a decrease in total interest expense of $604,000, or 2.1%, from $28.5 million for the six months ended June 30, 1995, to $27.9 million for the six months ended June 30, 1996. Interest paid on deposits increased $340,000, or 1.4%, to $23.8 million for the six months ended June 30, 1996, from $23.5 million for the six months ended June 30, 1995, due to the increase in the average balance of the deposits of $33.2 million, or 3.2%, to $1,086.3 million for the six months ended June 30, 1996, from $1,053.1 million for the six months ended June 30, 1995. The increase in the average balance of deposits was accompanied by a 7 basis point decrease in the cost of deposits for the six months ended June 30, 1996 from the six months ended June 30, 1995. This increase in interest paid on deposits was offset by a decrease in interest paid on borrowed funds of $944,000, or 18.7%, to $4.1 million for the six months ended June 30, 1996, from $5.0 million for the six months ended June 30, 1995, due to a decrease in the average balance of Federal Home Loan Bank advances and other borrowed money of $31.2 million, or 19.7%, to $126.9 million for the six months ended June 30, 1996, from $158.1 million for the six months ended June 30, 1995. This decrease reflects the use of a portion of the proceeds from the Offering to repay borrowings.

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans increased by $874,000 for the periods under comparison, from a credit of $567,000 for the six months ended June 30, 1995 to a provision of $307,000 for the six months ended June 30, 1996. The credit for the six months ended June 30, 1995 was due primarily to the favorable market conditions in the Colorado real estate market, resulting in the historical loss factors used for the general loss provision being adjusted downward and the excess reserve being recognized as a credit for losses on loans. The provision for the six months ended June 30, 1996 reflects management's recognition of and desire to appropriately reserve for the past and expected future loan growth for the Bank. Management believes that the allowance for loan losses is adequate at June 30, 1996. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $57,000, or 2.1%, from $2.7 million for the six months ended June 30, 1995 to $2.8 million for the six months ended June 30, 1996. This increase was primarily the result of a decrease in the loss on the sale of mortgage-backed and other asset-backed securities of $362,000, primarily due to sales of available-for-sale mortgage-backed securities in the first quarter of 1995 that resulted in a loss, and an increase in fees and service charges of $356,000, offset by a decrease in net income from real estate operations of $777,000, primarily due to a profit on the sale of real estate owned in the first quarter of 1995. There were no comparable sales of mortgage-backed securities or real estate owned during the six months ended June 30, 1996.

NONINTEREST EXPENSE. Noninterest expense increased by $902,000, or 8.4% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The major increase of $547,000 occurred in the other, net, noninterest expense category. Additional increases in compensation expense of $460,000, in occupancy expense of $176,000, and in advertising expense of $125,000 were partially offset by the decrease of $636,000 in the provision for losses on federal funds sold to account for the majority of the decrease in noninterest expense. Increases in professional fees ($94,000, due primarily to increased reporting requirements as a result of the Conversion and Reorganization) and FDIC premiums ($89,000, due primarily to an increased deposit portfolio) also contributed to the total increase.

During the six months ended June 30, 1995, the Bank recognized $463,000 of income in partial settlement of an IRS audit as an offset to other, net, noninterest expense, which represents the majority of the $547,000 increase in other, net, noninterest expense for the six month periods ending June 30, 1996 as compared to the same period in 1995. In addition, the Bank experienced increased compensation costs during the six months ended June 30, 1996, primarily due to an increase of $559,000 in employee benefits combined with a $99,000 decrease in employee compensation. Approximately one half of the compensation increase was related to compensation expense recognized on benefit plans (including the purchase of 1,340,379 shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock of the Company held by such plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Occupancy cost increased primarily due to the depreciation expense and other office expense associated with the three new offices opened in 1995 and 1996. Those new offices also contributed to the increase in employee compensation mentioned above.

The Company expects additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. It is expected that the MSBP will purchase shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value.

The provision for losses on federal funds sold booked in 1995 resulted when the Superintendent of Banks of the State of New York took possession of the business and property of Nationar, a New York-chartered trust company. The Bank wrote down its $1.0 million federal funds sold to Nationar to $382,500 and filed a proof of claim for the monies due. A $400,000 partial payment on the claim was received in June, 1996 and resulted in a recovery of $18,000 in the second quarter of 1996. Further claim payments are anticipated although the Bank cannot predict the amount or the timing of any such payments.

INCOME TAX EXPENSE. Federal and state income taxes increased by $1.6 million, or 44.4%, for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, due primarily to the increase in earnings before income taxes.


                       LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's liquidity averaged 12.5% during the month of June, 1996. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

The Bank's primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed and other asset-backed securities, sales and maturities of investment securities, Federal Home Loan Bank of Topeka advances, borrowings from commercial banks, and funds provided from operations. While scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance.

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at June 30, 1996 amounted to $23.6 million, a decrease of $63.0 million from December 31, 1995. This decrease reflects the desired utilization of excess Federal Funds sold and other interest-earning assets in funding loans receivable.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions which provide an additional source of funds. The Bank had a June 30, 1996 balance of $119.5 million of Federal Home Loan Bank advances compared to $125.7 million as of December 31, 1995. These borrowings were used to fund the Bank's cash needs. The Bank also anticipates that it will require additional short-term borrowings to meet its current loan commitments. At June 30, 1996, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $34.1 million.

The Bank can also access the capital markets to meet its cash needs, and recently did so through its Conversion and Reorganization, as explained above.

As required by regulation, the Bank must maintain a minimum regulatory tangible capital ratio of 1.5% of tangible assets, a minimum core capital ratio of 3% of adjusted tangible assets, and a minimum risk-based capital ratio of 8% of total risk-weight assets.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1996:

                                 AMOUNT            % OF ASSETS

    GAAP Capital                $245,056             16.32%
                                 =======

    Tangible Capital:
        Actual                  $176,140             11.77%
        Required                  22,441              1.50
                                 -------             -----
        Excess                  $153,699             10.27%
                                 =======

    Core Capital:
        Actual                  $179,028             11.94%
        Required                  44,969              3.00
                                 -------             -----
        Excess                  $134,059              8.94%
                                 =======

    Risk-based Capital:
        Actual                  $180,287             24.06%
        Required                  59,936              8.00
                                 -------             ------
        Excess                  $120,351             16.06%
                                 =======




                    IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations . Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                              RECENT DEVELOPMENTS

DISPARITY IN INSURANCE PREMIUMS AND SPECIAL ASSESSMENT. Federal law requires that the Federal Deposit Insurance Corporation ("FDIC") maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. On September 30, 1995, due to the BIF reaching the required reserve level, the FDIC reduced the insurance premiums for members of BIF to a range of between 0.04% and 0.31% of deposits while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. In November 1995, the FDIC lowered BIF premiums further, whereby approximately 92% of BIF-insured institutions pay only the statutory minimum of $2,000 annually. This reduction in insurance premiums for BIF members could place SAIF members, primarily thrift institutions, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods thereby effecting the value of the Common Stock.

A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members will allow BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the interest rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the executive branch of the United States Government. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 0.85% ($0.85 for every $100 of deposits) on the amount of deposits held as of March 31, 1995 by the member institution to recapitalize the SAIF. Thereafter, deposit insurance premiums would be similar for all FDIC insured institutions. If an 85 basis point (0.85%) assessment was effected, based on deposits as of March 31, 1995, the Bank's pro rata share would amount to $9.1 million before taxes. This assessment would have resulted in the Bank reporting a loss for the quarter ended June 30, 1996. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

POSSIBLE ELIMINATION OF THRIFT CHARTER AND BAD DEBT DEDUCTION. In connection with Congress' debate regarding the disparity between the BIF and the SAIF premium assessments various proposals have been put forth to merge the two insurance funds and, in the process, eliminate the thrift charter. In addition, certain of these proposals call for the consolidation of the OTS into one of the other federal banking agencies, such as the Comptroller of the Currency. Under these proposals, the two insurance funds would be merged by 1998 and at that time, all federally chartered thrift institutions, would be required to become either national commercial banks, state commercial banks, or state chartered thrifts. Congress also proposes doing away with state thrift charters and certain aspects of the Bank's bad debt deduction. If the Bank is required to become a commercial bank or Congress changes the existing law as it relates to the bad debt deduction, the Bank may incur adverse tax consequences as the Bank may be required to recapture into income some or all of its bad debt deduction for prior years. At the present time, the Bank's management is unable to predict whether any of these proposals will be passed by Congress, in what form they may be passed by Congress, or what effect they may have on the Bank, its financial condition, or its results of operations.

                                         KEY OPERATING RATIOS


                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                ------------------     ----------------
                               1996 (1)   1995 (1)    1996 (1)  1995 (1)
                               --------   --------    --------  --------

                              (Dollars in Thousands,  (Dollars in Thousands,
                              except per share data)  except per share data)
                                   (Unaudited)             (Unaudited)

Return on average assets...       1.32%      0.88%       1.24%     0.89%
Return on average equity...       8.09      10.74        7.65     10.81
Net interest spread........       2.73       2.28        2.64      2.37
Net interest margin........       3.40       2.57        3.33      2.65
Noninterest expense to
  average assets.............     1.60       1.39        1.56      1.59
Equity to assets (period end)    16.32       8.25       16.32      8.25




                                             At June 30,    At December 31,
                                                 1996             1995
                                               (Dollars in Thousands,
                                               except per share data)
                                                    (Unaudited)

Nonperforming loans.....................     $   1,937       $   1,960
Repossessed real estate.................         1,684           1,647
Nonperforming investments...............             0             382
                                              --------        --------
   Total nonperforming assets...........     $   3,621       $   3,989
                                              ========        ========
Allowance for loan losses to
nonperforming assets....................         87.74%          73.35%
Nonperforming loans to total loans......          0.19%           0.21%
Nonperforming assets to total assets....          0.24%           0.27%
Book value per share (2)................     $   12.17       $   11.92


- --------------
(1) The ratios for the three- and six-month periods are annualized.
(2) The number of shares outstanding as of June 30, 1996 and December 31, 1995 was 20,134,256 and 20,023,337, respectively. This includes shares purchased by the ESOP.

                        FIRST COLORADO BANCORP, INC.
                                   PART II

Item 1. Legal Proceedings - The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in loans.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5. Other Information - On July 8, 1996, First Colorado Bancorp, Inc., announced that the Office of Thrift Supervision has approved a stock repurchase program providing for the repurchase of up to 1,006,712 shares of the Company's common stock representing up to 5% of the 20,134,256 shares of Common Stock outstanding. Shares may be purchased in the open market during the period ending December 31, 1996, subject to the availability of stock, market conditions, the trading price of the stock and the Company's financial performance. Repurchased shares will be held as treasury shares and will be utilized for general corporate purposes, including the issuances of shares in connection with the exercise of stock options awarded under the Company stock benefit plans.

On July 24, 1996, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of common stock, par value $.10 per share. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights are intended to enable the Company's stockholders to realize the long-term value of their investment in the Company and are designed to assure that all of First Colorado Bancorp's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - Exhibit 11 - Statement Regarding Computation of
                                      Earnings per Share

         (b)  Reports on Form 8-K -  None.

                          FIRST COLORADO BANCORP, INC.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



        First Colorado Bancorp, Inc.            (Registrant)



Date: August 7, 1996                       By: /s/ Malcolm E. Collier, Jr.
                                               Malcolm E. Collier, Jr.
                                               Chairman of the Board
                                               Chief Executive Officer



Date: August 7, 1996                       By: /s/ Brian L. Johnson
                                               Brian L. Johnson
                                               Vice President
                                               Treasurer