Form 10-Q
period 1996-09-30
FIRST COLORADO BANCORP INC
filed 1996-11-12
CIK 1001287

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE X ACT OF 1934
----

     For the Quarterly Period Ended September 30, 1996

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ____ ACT OF 1934

     For the transition period from ____________________ to ____________________


                                              Commission File Number:  0-27126

                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Colorado                                          84-1320788
      --------                                          ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

   215 S. Wadsworth Blvd., Lakewood, CO                    80226
---------------------------------------                    -----
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:     (303) 232-2121
                                                        --------------


N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   X       No
                                                       ---         ---

                  Number of shares outstanding of common stock
                             as of October 31, 1996

 $0.10 Par Value Common Stock                                18,181,077
---------------------------------------           ------------------------------
                 Class                                   Shares Outstanding

                          FIRST COLORADO BANCORP, INC.

                                      INDEX

                                                                     Page Number

PART I -       CONSOLIDATED FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition
               at September 30, 1996 (unaudited) and
               December 31, 1995                                               1

               Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30,
               1996 and 1995 (unaudited)                                       2

               Consolidated Statements of Stockholders' Equity for the Period from January 1, 1994 to December 31, 1995, and for the Period  from  January  1, 1996 to  September  30,  1996
               (unaudited)                                                     3

               Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30,
               1996 and 1995 (unaudited)                                   4 - 6

               Notes to Consolidated Financial Statements                  7 - 8

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9 - 17


PART II -      OTHER INFORMATION                                              18

SIGNATURES                                                                    19

EXHIBIT

                   First Colorado Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                            As of
                                                                        -------------------------------------------
                                                                        September 30, 1996        December 31, 1995
                                                                        ------------------        -----------------
                                                                           (unaudited)

Assets
Cash and due from banks                                                  $      37,357                  27,090
Federal funds sold and other interest-earning assets                             7,296                  86,580
Investment securities:
     Held-to-maturity                                                           76,459                  54,362
     Available-for-sale                                                         11,845                  24,417
Mortgage-backed and other asset-backed securities, net:
     Held-to-maturity                                                          287,224                 302,380
     Available-for-sale                                                          7,739                   8,506
Loans receivable, net                                                        1,037,101                 931,159
Accrued interest receivable                                                      8,596                   7,807
Office properties and equipment, net                                            22,844                  21,760
Federal Home Loan Bank stock                                                     9,400                   8,829
Real estate owned                                                                1,470                   1,647
Core deposit intangible                                                          2,823                   3,018
Other assets                                                                     4,398                   4,738
                                                                         -------------             -----------
     Total assets                                                        $   1,514,552               1,482,293
                                                                         =============             --=========

Liabilities
Deposits                                                                     1,114,706               1,080,289
Advances from Federal Home Loan Bank                                           122,015                 125,670
Other borrowed money                                                             5,102                   5,543
Advances by borrowers for taxes and insurance                                    5,245                   9,348
Accrued/deferred income taxes, net                                               1,840                   4,645
Other liabilities                                                               41,228                  18,080
                                                                         -------------             -----------
     Total liabilities                                                   $   1,290,136               1,243,575

Stockholders' Equity
Common stock,  $0.10 par value  (50,000,000  shares
     authorized;  20,134,256 and 20,023,337  shares
     issued at  September  30, 1996 and  December  31, 1995,
     respectively; 19,030,844 and 20,023,337 shares
     outstanding at September 30, 1996 and
     December 31, 1995, respectively)                                            2,013                   2,002
Additional paid-in capital                                                     150,394                 149,837
Treasury stock (1,103,412 and 0 shares, respectively,
     at cost)                                                                  (15,762)                      0
Unearned ESOP shares                                                           (13,404)                (13,404)
Unearned MRP/MSBP shares                                                        (3,945)                   (182)
Net unrealized gain (loss) on securities available
     for sale (net of tax)                                                         160                     (54)
Retained earnings, partially restricted                                        104,960                 100,519
                                                                         -------------             -----------
     Total stockholders' equity                                                224,416                 238,718
                                                                         -------------             -----------
     Total liabilities and stockholders' equity                          $   1,514,552               1,482,293
                                                                         =============             --=========

                   First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
          (Dollars in Thousands, except per share amounts) (unaudited)

                                                                 For the three months ended            For the nine months ended
                                                              September 30,      September 30,     September 30,      September 30,
                                                              -------------      -------------     -------------      -------------
                                                                   1996               1995              1996               1995
                                                                   ----               ----              ----               ----

Interest income:
    Loans                                                      $    20,025             17,399            58,074            48,927
    Mortgage-backed securities                                       4,796              5,376            14,580            17,361
    Investment securities                                            1,342              1,231             4,137             3,297
    Other                                                              157                 29             1,165                90
                                                               -----------        -----------       -----------        ----------
       Total interest income                                        26,320             24,035            77,956            69,675
                                                               -----------        -----------       -----------        ----------

Interest expense:
    Deposits                                                        12,530             12,378            36,369            35,877
    Borrowed funds                                                   1,987              2,803             6,079             7,839
                                                               -----------        -----------       -----------        ----------
       Total interest expense                                       14,517             15,181            42,448            43,716
                                                               -----------        -----------       -----------        ----------

Net interest income                                                 11,803              8,854            35,508            25,959

Provision (credit) for loan losses                                     218               (131)              525              (698)
                                                               -----------        -----------       -----------        ----------
Net interest income after provision (credit) for loan losses        11,585              8,985            34,983            26,657
                                                               -----------        -----------       -----------        ----------

Noninterest income:
    Fees and service charges                                         1,212              1,067             3,563             3,062
    Gain (loss) on sale of loans, net                                   75                 22               141               (34)
    Loss on sale of mortgage-backed and
       other asset-backed securities, net                               --                (19)               --              (381)
    Net income from real estate operations                              26                136               297             1,184
    Rental income                                                       44                 40               125               127
                                                               -----------        -----------       -----------        ----------
       Total noninterest income                                      1,357              1,246             4,126             3,958
                                                               -----------        -----------       -----------        ----------

Noninterest expense:
    Compensation                                                     3,278              2,712             8,857             7,831
    Occupancy                                                          926                949             2,860             2,707
    Provision (credit) for losses on real estate owned                 (24)                42                 4                13
    Provision (credit) for losses on federal funds sold                 --                 --               (18)              618
    Professional fees                                                  198                195               605               508
    Advertising                                                        234                215               760               616
    Printing, supplies and postage                                     257                266               801               820
    FDIC premiums                                                    7,621                612             8,880             1,782
    Other, net                                                         785                186             2,128               982
                                                               -----------        -----------       -----------        ----------
       Total noninterest expense                                    13,275              5,177            24,877            15,877
                                                               -----------        -----------       -----------        ----------

Earnings before income taxes                                          (333)             5,054            14,232            14,738

Income tax expense (benefit)                                          (161)             1,698             5,140             5,370
                                                               -----------        -----------       -----------        ----------
Net earnings (loss)                                            $      (172)             3,356             9,092             9,368
                                                               ===========        ===========       ===========        ==========
Fully diluted earnings per share                               $     (0.01)                NM              0.48                NM
                                                               ===========                          ===========
Fully diluted shares outstanding                                18,604,427                 NM        19,028,847                NM
                                                               ===========                          ===========
Dividends declared per share                                   $      0.08                 NM             0.235                NM
                                                               ===========                          ===========

    NM - Not meaningful due to conversion and reorganization effective December 29, 1995.

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                Period from January 1, 1994 to September 30, 1996
 (Activity for the Nine Months Ended September 30, 1996 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)



                                                                                                            Common
                                               Common Stock              Common Stock        Additional     Stock     Unearned
                                              $1.00 par value           $0.10 par value        Paid-in     Treasury     ESOP
                                              ---------------           ---------------
                                           Shares        Amount        Shares      Amount      Capital      Shares      Shares
                                           ------        ------        ------      ------      -------      ------      ------

Balance, January 1, 1994                  6,269,972      $6,270               -        $  -     10,024         -          (729)

Exercise of employee stock options           61,650          62               -           -        390         -             -
Payment of ESOP liability                         -           -               -           -         -          -           283
Employees' vesting in MRP                         -           -               -           -        200         -             -
Dividends ($1.80 per share):
   Declared for minority interest                 -           -               -           -         -          -             -
   Waived by Parent                               -           -               -           -      7,537         -             -
Net unrealized loss on securities
   available-for-sale                             -           -               -           -         -          -             -
Net earnings                                    -           -              -            -          -           -           -
                                          ---------      ------      ----------      ------   --------     --------    -------
Balance, December 31, 1994                6,331,622       6,332               -           -     18,151         -          (446)

Exercise of employee stock options           39,515          40               -           -        224         -             -
Payment of ESOP liability                         -           -               -           -         -          -           446
Contribution by First Savings Capital,
     M.H.C.                                       -           -               -           -         31         -             -
Exchange of common stock                 (6,371,137)     (6,372)      6,619,539         662      5,710         -             -
Common stock issued for cash, net of
   offering costs                                 -           -      12,063,419       1,206    116,414         -             -
Common stock issued to ESOP for
   note receivable                                -           -       1,340,379         134     13,270         -       (13,404)
Employees' vesting in MRP                         -           -               -           -        224         -             -
Dividends declared ($0.88 per share)              -           -               -           -         -          -             -
Reversal of dividends previously
  waived by First Savings Capital, M.H.C.         -           -               -           -     (4,187)        -             -
Change in net unrealized loss on
  securities available-for-sale                   -           -               -           -          -         -             -
Net earnings                                      -           -              -            -          -         -             -
                                          ---------      ------      ----------      ------   --------     --------    -------
Balance, December 31, 1995                        -           -      20,023,337       2,002    149,837         -       (13,404)

Exercise of employee stock options                -           -         110,919          11        233            4          -
Additional offering costs on common
  stock issued for cash                           -           -               -           -       (174)        -             -
Common stock purchased by MSBP                    -           -               -           -         -          -             -
Employees' vesting in MRP                         -           -               -           -        498         -             -
Purchase of Treasury stock
  (1,103,412 shares)                              -           -               -           -         -       (15,766)         -
Dividends declared ($0.235 per share)             -           -               -           -         -          -             -
Change in net unrealized gain (loss)
  on securities available-for-sale                -           -               -           -         -          -             -

Net earnings                                      -           -               -           -         -          -             -
                                          ---------      ------      ----------      ------   --------     --------    -------
Balance, September 30, 1996                       -      $    -      20,134,256      $2,013    150,394      (15,762)   (13,404)
                                          =========      ======      ==========      ======   ========     ========    =======





























                                                            Net
                                                         Unrealized
                                               MRP/     Gain (Loss)
                                               MSBP          on
                                              Contra     Securities    Retained
                                                         Available
                                              Account     For Sale     Earnings        Total
                                              -------     --------     --------        -----

Balance, January 1, 1994                         (328)          -        83,453        98,690

Exercise of employee stock options                  -           -             -           452
Payment of ESOP liability                           -           -             -           283
Employees' vesting in MRP                          70           -             -           270
Dividends ($1.80 per share):
   Declared for minority interest                   -           -        (3,857)       (3,857)
   Waived by Parent                                 -           -        (7,537)            -
Net unrealized loss on securities
   available-for-sale                               -      (1,370)            -        (1,370)
Net earnings                                        -           -        13,546        13,546
                                              -------      --------    --------      --------
Balance, December 31, 1994                       (258)     (1,370)       85,605       108,014

Exercise of employee stock options                  -           -             -           264
Payment of ESOP liability                           -           -             -           446
Contribution by First Savings Capital,
     M.H.C.                                         -           -             -            31
Exchange of common stock                            -           -             -             -
Common stock issued for cash, net of
   offering costs                                   -           -             -       117,620
Common stock issued to ESOP for
   note receivable                                  -           -             -             -
Employees' vesting in MRP                          76           -             -           300
Dividends declared ($0.88 per share)                -           -        (1,911)       (1,911)
Reversal of dividends previously
  waived by First Savings Capital, M.H.C.           -           -         4,187             -
Change in net unrealized loss on
  securities available-for-sale                     -       1,316             -         1,316
Net earnings                                        -           -        12,638        12,638
                                              -------      ------      --------      --------
Balance, December 31, 1995                       (182)        (54)      100,519       238,718

Exercise of employee stock options                  -           -            (3)          245
Additional offering costs on common
  stock issued for cash                             -           -             -          (174)
Common stock purchased by MSBP                 (3,850)          -             -        (3,850)
Employees' vesting in MRP                          87           -             -           585
Purchase of Treasury stock
  (1,103,412 shares)                                -           -             -       (15,766)
Dividends declared ($0.235 per share)               -           -        (4,648)       (4,648)
Change in net unrealized gain (loss)
  on securities available-for-sale                  -         214             -           214

Net earnings                                        -           -         9,092         9,092
                                              -------      ------      --------      --------
Balance, September 30, 1996                    (3,945)        160       104,960       224,416
                                              =======      ======      ========      ========

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                 For the nine months ended
                                                                                        September 30, 1996       September 30, 1995
                                                                                        ------------------       ------------------

Cash flows from operating activities:
    Interest and dividends from loans receivable, mortgage-backed
       and other asset-backed securities, and investment securities                           $    76,799                 67,856
    Fees and service charges received                                                               4,903                  4,014
    Rental income received                                                                            125                    127
    Proceeds from sale of loans held for sale                                                      27,980                  3,367
    Originations of loans held for sale                                                           (27,829)                (4,308)
    Interest paid                                                                                  (9,790)               (11,515)
    Cash paid to suppliers and employees                                                          (17,416)               (15,085)
    Income taxes paid                                                                              (8,077)                (3,070)
                                                                                              -----------             ----------
       Net cash provided by operating activities                                              $    46,695                 41,386
                                                                                              ===========             ==========

Cash flows from investing activities:
    Proceeds from sales of investment and mortgage-backed
       securities available for sale                                                          $         0                 24,469
    Proceeds from maturities of investment and mortgage-backed
       securities available for sale                                                               11,000                  6,000
    Proceeds from maturities of investment and mortgage-backed
       securities held to maturity                                                                 61,700                 29,500
    Purchase of investment securities available for sale                                                0                 (2,027)
    Purchase of investment securities held to maturity                                            (81,965)               (47,878)
    Principal repayments of mortgage-backed and asset-backed securities                            50,267                 51,756
    Purchase of mortgage-backed and other asset-backed securities
       held to maturity                                                                           (35,066)                     0
    Origination of loans receivable                                                              (275,697)              (260,757)
    Principal repayments of loans receivable                                                      169,008                123,521
    Purchase of loans receivable                                                                        0                (17,932)
    Purchase of Federal Home Loan Bank Stock                                                         (136)                  (941)
    Proceeds from sales of real estate owned and in judgment                                          812                  3,240
    Proceeds from sale of office properties and equipment                                               3                     77
    Purchase of office properties and equipment                                                    (2,431)                (2,941)
    Proceeds from sale of real estate held for investment and development                             344                    191
    Other, net                                                                                        226                    256
                                                                                              -----------             ----------
       Net cash used by investing activities                                                  $  (101,935)               (93,466)
                                                                                              ===========             ==========









                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                  For the nine months ended
                                                                                         September 30, 1996       September 30, 1995
                                                                                         ------------------       ------------------

Cash flows from financing activities:
    Net increase in deposits                                                                  $    1,777                    40,902
    Proceeds of advances from Federal Home Loan Bank                                              56,700                   335,200
    Repayment of advances from Federal Home Loan Bank                                            (60,355)                 (317,578)
    Repayment of bonds payable and other borrowings                                                 (456)                     (543)
    Net decrease in advances by borrowers for taxes
       and insurance                                                                              (4,103)                   (1,417)
    Cash paid for stock offering and conversion costs                                             (2,135)                        0
    Net proceeds from exercised stock options                                                         54                       494
    Proceeds from ESOP for repayment of debt                                                           0                       121
    Purchase of shares for MSBP                                                                   (3,251)                        0
    Purchase of Treasury shares                                                                  (15,766)                        0
    Dividends paid                                                                                (3,596)                   (1,381)
    Other, net                                                                                    17,354                    (5,110)
                                                                                              ----------               -----------
       Net cash provided (used) by financing activities                                          (13,777)                   50,688
                                                                                              ----------               -----------
       Net decrease in cash and cash equivalents                                                 (69,017)                   (1,392)

Cash and cash equivalents at beginning of year                                                   113,670                    30,239

Cash and cash equivalents at end of year                                                      $   44,653                    28,847
                                                                                              ==========               ===========

Reconciliation of net earnings to net cash provided by operating activities:
    Net earnings                                                                              $    9,092                     9,368
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization of premiums and discounts on investments, net                                 787                        77
          Loss (gain) on sale of investment securities and loans receivable                         (141)                       34
          Loss on sale of mortgage-backed and other asset-backed securities                            0                       381
          Amortization of deferred loan origination fee income                                      (563)                     (592)
          Deferred loan origination fee income, net of deferred costs                                277                       128
          Provision (credit) for losses on loans receivable, federal funds
              sold, and real estate owned and in judgment                                            529                       (28)
          Gain on sale of real estate owned, net                                                    (141)                     (972)
          Gain on sale of real estate held for investment and development                            (24)                     (173)
          Stock dividends from Federal Home Loan Bank                                               (435)                        0
          Depreciation and amortization                                                            1,366                     1,201
          Increase (decrease) in deferred income taxes                                               (88)                    1,960
          Interest expense credited to deposit accounts                                           32,640                    32,189
          Amortization of unearned discounts and deferred income                                    (157)                      (98)
          Decrease (increase) in loans held for sale                                                 151                      (941)
          Increase in accrued interest receivable                                                   (789)                   (1,206)
          Increase in other assets                                                                   (10)                     (314)
          Increase (decrease) in current income taxes payable                                     (2,849)                      340
          Decrease (increase) in other liabilities                                                    37                       (16)
          FDIC/SAIF assessment payable                                                             7,000                         0
          Other, net                                                                                  13                        48
                                                                                              ----------               -----------
              Net cash provided by operating activities                                       $   46,695                    41,386
                                                                                              ==========               ===========


                                   (Continued)
                                       -5-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                             For the nine months ended
                                                                                    September 30, 1996       September 30, 1995
                                                                                    ------------------       ------------------

Noncash investing and financing transactions:

   Decrease in net unrealized loss on securities
     available for sale, net of tax effect                                                   $  (214)                  (1,309)
                                                                                              ======                 ========
   Deferred tax effect of change in unrealized loss on
     securities available for sale                                                           $  (132)                    (811)
                                                                                              =======                ========

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

     The Company is a Colorado stock corporation organized in September 1995 to facilitate the conversion of the Bank's holding company (formerly First Savings Capital, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, First Savings Capital, M.H.C., which had owned 66% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On December 29, 1995, the Company issued 6,619,539 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 13,403,798 shares of its common stock at a price of $10.00 per share. The Company is currently engaged in no significant business activity other than its ownership of the Bank's common stock.

2. Basis of Presentation - The Consolidated Statements of Financial Condition as of September 30, 1996, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995, the Consolidated Statements of Stockholders' Equity for the nine month period ended September 30, 1996, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1995 Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings per Share - Earnings per share for the three and nine month periods ended September 30, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Benefit Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

     Earnings per share for the three and nine month periods ended September 30, 1995 was not meaningful due to the conversion and reorganization effective December 29, 1995.

     See Exhibit 11.

4. Dividends - On September 18, 1996, the Company declared an 8.0(cent) per share cash dividend on the Company's common stock to shareholders of record on September 30, 1996. The cash dividend was paid on October 18, 1996.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Company acquired the Bank as a wholly owned subsidiary upon the consummation of the Conversion and Reorganization on December 29, 1995. In connection with the Conversion and Reorganization, the Company sold 13,403,798 shares of its common stock to the public in an initial public offering and issued 6,619,539 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. Stockholders' equity increased by $117.5 million as a result of the Conversion and Reorganization.

The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's $13.4 million loan to the Bank's Employee Stock Ownership Plan ("ESOP") and the portion of the net proceeds from the Offerings retained by the Company, which are currently invested in a $34.8 million loan to the Bank and in deposits in the Bank. The Company has also established a small equity position in other financial institutions. All intercompany accounts have been eliminated in the Company's consolidated financial statements.

Since the Conversion and Reorganization was completed on December 29, 1995, the consolidated results of operations for the three and nine month periods ended September 30, 1996 are for the Company while the consolidated results of operations for the three and nine month periods ended September 30, 1995 are for the Bank. Any references to the consolidated results of operations will, by definition, incorporate that distinction.

                      COMPARISON OF FINANCIAL CONDITION AT
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

The total assets of the Company increased $32.3 million, or 2.2%, from $1,482.3 million at December 31, 1995 to $1,514.6 million at September 30, 1996. This increase is due primarily to an increase in loans receivable of $105.9 million, or 11.4%. Investment securities also increased, from $78.8 million at December 31, 1995, to $88.3 million at September 30, 1996, an increase of $9.5 million, or 12.1%, as a result of the Company's decision to utilize some of the offering proceeds to increase its investment portfolio. The funding for these increases came primarily from Fed funds sold and other interest-earning assets, which decreased $79.3 million, or 91.6%, from $86.6 million at December 31, 1995 to $7.3 million at September 30, 1996. Mortgage-backed and other asset-backed securities also decreased, from $310.9 million at December 31, 1995 to $295.0 million at September 30, 1996, a decrease of $15.9 million, or 5.1%.

As of September 30, 1996, non-performing assets totaled $3.3 million, or 0.2% of total assets, as compared to $4.0 million, or 0.3% of total assets as of December 31, 1995.

The increase in liabilities primarily occurred in the deposit portfolio, which increased $34.4 million, or 3.2%, from $1,080.3 million at December 31, 1995, to $1,114.7 million at September 30, 1996. Total advances from the Federal Home Loan Bank decreased by $3.7 million, or 2.9%, from $125.7 million as of December 31, 1995, to $122.0 million as of September 30, 1996.

Stockholders' equity decreased $14.3 million, or 6.0%, primarily due to net earnings of $9.1 million for the nine months ended September 30, 1996, being more than offset by dividends declared totaling $4.6 million, Treasury Stock purchases totaling $15.8 million, and Management Stock Bonus Plan purchases totaling $3.8 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL. Net earnings for the three months ended September 30, 1996 decreased $3.5 million, or 105.1%, to a $172,000 loss from a $3.4 million gain for the three months ended September 30, 1995. The decrease was primarily due to an increase in noninterest expense, specifically in the FDIC premium category. President Clinton signed legislation on September 30, 1996 requiring all banks and savings associations with accounts insured by SAIF (administered by the Federal Deposit Insurance Corporation) to pay a special assessment to recapitalize the fund. First Federal's assessment was $7.0 million before taxes, which was charged to earnings during the third quarter of 1996 and resulted in the $172,000 net loss for the quarter. As a result of the SAIF recapitalization, the Bank believes the SAIF premium it will pay in future years will be reduced significantly from its current assessment, which will have a positive effect on future earnings. That increase in noninterest expense was partially offset by an increase in net interest income, as the proceeds from the conversion and reorganization of the Company increased the average balance of interest-earning assets.

NET INTEREST INCOME. Net interest income increased $2.9 million, or 33.3%, from $8.9 million during the three months ended September 30, 1995 to $11.8 million during the three months ended September 30, 1996. This increase was primarily due to an increase in total interest income of $2.3 million, or 9.5%, from $24.0 million for the three months ended September 30, 1995 to $26.3 million for the three months ended September 30, 1996. This increase was primarily the result of an increase in interest income on loans receivable from $17.4 million in the three months ended September 30, 1995 to $20.0 million in the three months ended September 30, 1996, due to an increase of 18 basis points in the interest earned on loans receivable and to an increase in the average portfolio balance of loans receivable, which increased $113.0 million, or 12.5%, to $1,017.6 million for the three months ended September 30, 1996, from $904.6 million for the three months ended September 30, 1995. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. Interest income on investment securities (including those available for sale) also increased, from $1.2 million in the three months ended September 30, 1995 to $1.3 million in the three months ended September 30, 1996, due to the increase in the average portfolio balance of $14.5 million, or 17.3%, to $98.2 million for the three months ended September 30, 1996, from $83.7 million for the three months ended September 30, 1995. The increase in the average investment portfolio balance was primarily due to the investment of proceeds from the Offering. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of  $580,000,  or  10.8%,  to $4.8  million  for the  three  months  ended
September 30, 1996, from $5.4 million for the three months ended September 30, 1995, due to the decrease in the average portfolio balance of $36.2 million, or 10.7%, to $303.4 million for the three months ended September 30, 1996, from $339.6 million for the three months ended September 30, 1995. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable.

The increase in interest income was combined with a decrease in total interest expense of $664,000, or 4.4%, from $15.2 million for the three months ended September 30, 1995, to $14.5 million for the three months ended September 30, 1996. Interest paid on deposits increased slightly, by $152,000, or 1.2%, to $12.5 million for the three months ended September 30, 1996, from $12.4 million for the three months ended September 30, 1995. This increase was due primarily to an increase in the average balance of the deposits of $24.6 million, or 2.3%, to $1,107.8 million for the three months ended September 30, 1996, from $1,083.2 million for the three months ended September 30, 1995, offsetting a decrease of five basis points in the cost of deposits. The relatively flat cost of deposits for the two periods under comparison was primarily due to the use of the deposit portfolio as a source of funds being de-emphasized in 1996 due to the available proceeds from the Offering. Interest paid on borrowed funds decreased, by $816,000, or 29.1%, to $2.0 million for the three months ended September 30, 1996, from $2.8 million for the three months ended September 30, 1995, due to a decrease in the average balance of Federal Home Loan Bank advances and other borrowed money of $48.9 million, or 28.4%, to $123.1 million for the three months ended September 30, 1996, from $172.0 million for the three months ended September 30, 1995. This decrease reflects the use of a portion of the proceeds from the Offering to repay borrowings.

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans increased by $349,000 for the periods under comparison, from a credit of $131,000 for the three months ended September 30, 1995 to a provision of $218,000 for the three months ended September 30, 1996. The credit for the three months ended September 30, 1995 was due primarily to the continued favorable market conditions in the Colorado real estate market. The provision for the three months ended September 30, 1996 reflects management's recognition of and desire to appropriately reserve for the loan growth for the Bank. Management believes that the allowance for loan losses is adequate at September 30, 1996. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $111,000, or 8.9%, from $1.2 million for the three months ended September 30, 1995 to $1.3 million for the three months ended September 30, 1996. This increase was primarily the result of an increase in fees and service charges of $145,000 and an increase in the gain on the sale of loans of $53,000, offset by an increase in the loss on the sale of mortgage-backed and other asset-backed securities of $19,000 and a decrease of $110,000 in net income from real estate operations.

NONINTEREST EXPENSE. Noninterest expense increased by $8.1 million, or 156.4% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The majority of the increase related to the one-time special SAIF assessment expense of $7.0 million, causing the FDIC premium to increase by $7.0 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The other major increases were comprised of $599,000 in the other, net, noninterest expense category and of $566,000 in compensation expense. Minor changes in other noninterest expense categories also contributed to the total increase.

During the three months ended September 30, 1995, the Bank recognized $346,000 income in partial settlement of an IRS audit and a $79,000 refund of overpayments as an offset to other, net, noninterest expense, which represents the majority of the $599,000 total increase in other, net, noninterest expense for the three month periods ending September 30, 1996 and 1995. Other, net noninterest expense increases occurred in consumer loan fee expense ($65,000) and in debit/credit card and ATM expense ($47,000). In addition, the Bank experienced increased compensation costs during the three months ended September 30, 1996, primarily due to an increase of $271,000 in employee compensation resulting from increased staffing and to an increase of $258,000 resulting from expense recognized on benefit plans (including the purchase of 1,340,379 shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Also in the third quarter of 1996, the Company experienced additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. The MSBP purchased shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $1.9 million, or 109.5%, for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, due primarily to the decrease in earnings before income taxes.

                     COMPARISON OF OPERATING RESULTS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL. Net earnings for the nine months ended September 30, 1996 decreased $276,000, or 2.9%, to $9.1 million from $9.4 million for the nine months ended September 30, 1995. The decrease was primarily due to an increase in net interest income being more than offset by an increase in net noninterest expense. The substantial increase in net interest income can be attributed primarily to the increase in capital, as the proceeds from the conversion and reorganization of the Company increased the average balance of interest-earning assets, while the increase in net noninterest expense can be attributed primarily to the one-time SAIF special assessment discussed previously.

NET INTEREST INCOME. Net interest income increased $9.5 million, or 36.8%, from $26.0 million during the nine months ended September 30, 1995 to $35.5 million during the nine months ended September 30, 1996. This increase was primarily due to an increase in total interest income of $8.3 million, or 11.9%, from $69.7 million for the nine months ended September 30, 1995 to $78.0 million for the nine months ended September 30, 1996. This increase was primarily the result of an increase in interest income on loans receivable from $48.9 million in the nine months ended September 30, 1995 to $58.1 million in the nine months ended September 30, 1996, due to a 25 basis point increase in the interest rate earned on loans receivable and to an increase in the average portfolio balance of loans receivable, which increased $127.7 million, or 15.0%, to $981.1 million for the nine months ended September 30, 1996, from $853.4 million for the nine months ended September 30, 1995. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. Interest income on investment securities (including those available for sale) also increased, from $3.3 million in the nine months ended September 30, 1995 to $4.1 million in the nine months ended September 30, 1996, due to the increase in the average portfolio balance of $21.4 million, or 27.2%, to $99.9 million for the nine months ended September 30, 1996, from $78.5 million for the nine months ended September 30, 1995. The increase in the average investment portfolio balance was primarily due to the investment of proceeds from the offering. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $2.8 million, or 16.0%, to $14.6 million for the nine months ended September 30, 1996, from $17.4 million for the nine months ended September 30, 1995, due to the decrease in the average portfolio balance of $50.3 million, or 13.9%, to $312.2 million for the nine months ended September 30, 1996, from $362.5 million for the nine months ended September 30, 1995. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from those securities in loans receivable.

The increase in interest income was combined with a decrease in total interest expense of $1.3 million, or 2.9%, from $43.7 million for the nine months ended September 30, 1995, to $42.4 million for the nine months ended September 30, 1996. Interest paid on deposits increased $492,000, or 1.4%, to $36.4 million for the nine months ended September 30, 1996, from $35.9 million for the nine months ended September 30, 1995. This increase was primarily due to the increase in the average balance of the deposits of $30.4 million, or 2.9%, to $1,093.2 million for the nine months ended September 30, 1996, from $1,062.8 million for the nine months ended September 30, 1995, offsetting a decrease of six basis points in the cost of deposits. This increase in interest paid on deposits was offset by a decrease in interest paid on borrowed funds of $1.7 million, or 22.5%, to $6.1 million for the nine months ended September 30, 1996, from $7.8 million for the nine months ended September 30, 1995, due to a decrease in the average balance of Federal Home Loan Bank advances and other borrowed money of $34.5 million, or 21.5%, to $125.6 million for the nine months ended September 30, 1996, from $160.1 million for the nine months ended September 30, 1995. This decrease reflects the use of a portion of the proceeds from the Offering to repay borrowings.

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans increased by $1.2 million for the periods under comparison, from a credit of $698,000 for the nine months ended September 30, 1995 to a provision of $525,000 for the nine months ended September 30, 1996. The credit for the nine months ended September 30, 1995 was due primarily to the favorable market conditions in the Colorado real estate market, resulting in the historical loss factors used for the general loss provision being adjusted downward and the excess reserve being recognized as a credit for losses on loans. The provision for the nine months ended September 30, 1996 reflects management's recognition of and desire to appropriately reserve for the loan growth for the Bank. Management believes that the allowance for loan losses is adequate at September 30, 1996. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $168,000, or 4.2%, from $4.0 million for the nine months ended September 30, 1995 to $4.1 million for the nine months ended September 30, 1996. This increase was primarily the result of a decrease in the loss on the sale of mortgage-backed and other asset-backed securities of $381,000, primarily due to sales of available-for-sale mortgage-backed securities in the first quarter of 1995 that resulted in a loss, and an increase in fees and service charges of $501,000, offset by a decrease in net income from real estate operations of $887,000, primarily due to a profit on the sale of real estate owned in the first quarter of 1995. There were no comparable sales of mortgage-backed securities or real estate owned during the nine months ended September 30, 1996.

NONINTEREST EXPENSE. Noninterest expense increased by $9.0 million, or 56.7% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The majority of the increase related to the one-time special SAIF assessment expense of $7.0 million, causing the FDIC premium to increase by $7.1 million for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The other major increases occurred in the other, net, noninterest expense category ($1.1 million) and in compensation expense ($1.0 million). Additional increases in occupancy expense of $153,000, in advertising expense of $144,000, and in professional fees of $97,000, due primarily to stockholder related matters, were offset by the decrease of $636,000 in the provision for losses on federal funds sold to contribute to the net increase in noninterest expense.

During the nine months ended September 30, 1995, the Bank recognized $809,000 income in settlement of an IRS audit as an offset to other, net, noninterest expense, which represents the majority of the $1.1 million total increase in other, net, noninterest expense for the nine month periods ending September 30, 1996 and 1995. In addition, the Bank experienced increased compensation costs during the nine months ended September 30, 1996, primarily due to an increase of $502,000 in employee compensation, resulting from increased staffing, and from an increase of $491,000 related to compensation expense recognized on benefit plans (including the purchase of 1,340,379 shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock of the Company held by such plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. In the third quarter of 1996, the Company began experiencing additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. The MSBP purchased shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value. Occupancy costs increased primarily due to depreciation and other office expenses associated with the three new offices opened in 1995 and 1996. Those new offices also contributed to the increase in employee compensation mentioned above.

The provision for losses on federal funds sold booked in 1995 resulted when the Superintendent of Banks of the State of New York took possession of the business and property of Nationar, a New York-chartered trust company. The Bank wrote down its $1.0 million federal funds sold to Nationar to $382,500 and filed a proof of claim for the monies due. A partial payment on the claim totaling $400,000 was received in June, 1996 and resulted in a recovery of $18,000 in the second quarter of 1996. Further claim payments are anticipated, however, the Bank cannot predict the amount or the timing of any such payments.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $230,000, or 4.3%, for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, due primarily to the decrease in earnings before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's liquidity averaged 10.6% during the month of September, 1996. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at September 30, 1996 amounted to $7.3 million, a decrease of $79.3 million from December 31, 1995. This decrease reflects the utilization of excess Federal Funds sold and other interest-earning assets in funding loans receivable.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a September 30, 1996 balance of $122.0 million of Federal Home Loan Bank advances compared to $125.7 million as of December 31, 1995. These borrowings were used to fund the Bank's cash needs. The Bank also anticipates that it will require additional short-term borrowings to meet its current loan commitments. At September 30, 1996, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $33.5 million.

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

The Bank's capital requirements and actual capital under OTS regulations are as follows as of September 30, 1996:

                                                    AMOUNT          % OF ASSETS
                                                    ------          -----------

      GAAP Capital                             $   177,488            11.70%
                                                 =========

      Tangible Capital:
            Actual                             $   172,281            11.40%
            Required                                22,666             1.50
                                                 ---------             ----
            Excess                             $   149,615             9.90%
                                                 =========

      Core Capital:
            Actual                             $   175,104            11.57%
            Required                                45,416             3.00
                                                 ---------             ----
            Excess                             $   129,688             8.57%
                                                 =========

      Risk-based Capital:
            Actual                             $   176,540            22.87%
            Required                                61,764             8.00
                                                 ---------             ----
            Excess                             $   114,776            14.87%
                                                 =========


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

                              KEY OPERATING RATIOS

                                                  Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                ------------------------         ------------------
                                               1996 (1)         1995 (1)         1996 (1)        1995 (1)
                                               --------         --------         --------        --------

                                                (Dollars in Thousands,           (Dollars in Thousands,
                                                except per share data)           except per share data)
                                                      (Unaudited)                     (Unaudited)

Return on average assets................         (0.05%)           0.96%            0.81%           0.92%
Return on average equity................         (0.29)           11.55             5.06           11.06
Net interest spread.....................          2.61             2.37             2.64            2.37
Net interest margin.....................          3.29             2.66             3.31            2.66
Noninterest expense to average
   assets...............................          3.54             1.49             2.22            1.55
Equity to assets (period end)...........         14.82             8.42            14.82            8.42



                                                                 At September 30,        At December 31,
                                                                        1996                   1995
                                                                        ----                   ----

                                                                          (Dollars in Thousands,
                                                                          except per share data)
                                                                               (Unaudited)

Nonperforming loans........................................         $     1,809            $     1,960
Repossessed real estate....................................               1,470                  1,647
Nonperforming investments..................................                   0                    382
                                                                    -----------            -----------
   Total nonperforming assets..............................         $     3,279            $     3,989
                                                                    ===========            ===========

Allowance for loan losses to nonperforming assets..........             102.47%                 73.35%
Nonperforming loans to total loans.........................               0.17%                  0.21%
Nonperforming assets to total assets.......................               0.22%                  0.27%
Book value per share (2)...................................         $    11.79             $    11.92


--------------
(1)  The ratios for the three- and nine-month periods are annualized.
(2) The number of shares outstanding as of September 30, 1996 and December 31, 1995 was 19,030,844 and 20,023,337, respectively. This includes shares purchased by the ESOP.

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

Item 2. Changes in Securities - Not applicable.

Item 3. Defaults upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - The Company held a special meeting of stockholders on July 24, 1996 (the "Special Meeting"). The purpose of the Special Meeting was to seek stockholder approval of the Company's stock option plan (the "Option Plan") and the Bank's management stock bonus plan ("MSBP"). The following table indicates the voting on each matter considered.

                                     For             Against          Abstain
                                     ---             -------          -------

         Option Plan               12,927,840         2,231,534       222,250
         MSBP                      14,063,286         1,263,322       244,234

Item 5. Other Information - On July 24, 1996, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of common stock, par value $.10 per share. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights are intended to enable the Company's stockholders to realize the long-term value of their investment in the Company and are designed to assure that all of First Colorado Bancorp's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 11 -Statement Regarding Computation of Earnings per Share

(b)     Reports on Form 8-K

         On July 11, 1996, the Company filed a current report on Form 8-K with the Commission announcing that it had received non-objection from the OTS to purchase of up to 5% or 1,006,712 shares of the Company's common stock (Items 5 and 7).

         On July 25, 1996, the Company filed a current report on Form 8-K with the Commission announcing the adoption of a shareholder rights plan (Items 5 and 7). See "Item 5 - Other Information."

         On September 18, 1996, the Company filed a current report on Form 8-K with the Commission announcing that it had received non-objection from the OTS to purchase of up to 5% or 956,392 shares of the Company's common stock (Items 5 and 7).

                          FIRST COLORADO BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

          First Colorado Bancorp, Inc.             (Registrant)

Date: November 12, 1996                      By:   /s/ Malcolm E. Collier, Jr.
                                                   ---------------------------
                                                   Malcolm E. Collier, Jr.
                                                   Chairman of the Board
                                                   Chief Executive Officer



Date: November 12, 1996                      By:   /s/ Brian L. Johnson
                                                   --------------------
                                                   Brian L. Johnson
                                                   Vice President
                                                   Treasurer