Form 10-K
period 1996-12-31
FIRST COLORADO BANCORP INC
filed 1997-03-31
CIK 1001287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1996
                          ---------------------------------

                                    - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ______________________

Commission file number:   0-27126
                          -------

                          First Colorado Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Colorado                                        84-1320788
---------------------------------------------             ----------------------
       (State or other jurisdiction of                       (I.R.S. employer
      of incorporation or organization)                    identification no.)

  215 S. Wadsworth Boulevard, Lakewood Colorado                   80226
-----------------------------------------------              ---------------
   (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:              (303) 232-2121
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                                  -----------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of class)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Registrant's voting stock trades on the Nasdaq National Market System under the symbol "FFBA." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 21, 1997 ($17.125 per share), was $283.5 million.

      As of March 21, 1997, registrant had 16,555,197 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

2. Part III -- Portions of registrant's Proxy Statement for Annual Meeting of Stockholders to be held on April 30, 1997.

                                    PART I

Item 1.  Business
-----------------

Business of the Company

      First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995, at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Company acquired the Bank as a wholly owned subsidiary upon the consummation of the Conversion and Reorganization on December 29, 1995. In connection with the Conversion and Reorganization, the Company sold 13,403,798 shares of its common stock to the public in an initial public offering (the "Offering") and issued 6,619,539 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. As of December 31, 1996, the Company had total assets of $1.5 billion, total deposits of $1.1 billion, and stockholders' equity of $216.6 million, or 14.3% of total assets.

      The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's Employee Stock Ownership Plan ("ESOP") and the portion of the net proceeds from the Offering retained by the Company, which have been invested in a $21.5 million loan to the Bank and in deposits in the Bank and in a stock repurchase program resulting in the repurchase of 2.0 million shares of Company common stock for $29.0 million. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than executive officers who are also executive officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

      Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements regarding any such opportunities or transactions, the Company is in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such acquisition and expansion opportunities that may arise.

Business of the Bank

      The Bank is a federally-chartered stock savings bank, originally chartered by the State of Colorado as the Cooperative Building and Loan Association on April 25, 1885. In connection with the Conversion and Reorganization, the Bank changed its name from First Federal Savings Bank of Colorado to its current name and became a wholly owned subsidiary of the Company. The Bank is believed to be the oldest savings institution headquartered in Colorado. A federal charter was granted to the Bank in

1934, the same year that deposit accounts became federally insured and the Bank became a member of the Federal Home Loan Bank ("FHLB") System. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"), and the Bank is regulated by the Office of Thrift Supervision ("OTS").

      The principal business of the Bank is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one-to-four family residences and other improved residential and commercial real estate. The Bank is also active in the origination of home equity loans. The Bank's income is derived largely from interest on interest-earning assets such as loans, mortgage-backed securities and investments. Its principal expenses are interest paid on deposits and borrowings, operating expenses and provisions for loan losses.

Market Area and Competition

      The Bank is authorized to make real estate loans throughout the United States. The Bank's primary lending area is the Denver metropolitan area and the Western Slope of Colorado communities served by the Bank's offices in Grand Junction, Delta and Montrose. The Bank has no significant loan concentrations in any one part of its primary lending area.

      The Colorado real estate market was generally depressed in the mid-to-late 1980's. The market, however, has shown improvement in the 1990's, but whether the recovery will continue is dependent upon general economic conditions, not just in Colorado, but in the United States as a whole.

      The Bank faces strong competition in its attraction of savings deposits, which are its primary source of funds for lending, and in the origination of real estate loans. The Bank's competition for savings deposits and loans historically has come from other thrift institutions and commercial banks located in the Bank's market area. The Bank also competes with mortgage banking companies for real estate loans, and faces competition for investor funds from short-term money market securities and corporate and government securities. During recent periods the Bank has also experienced withdrawals of deposit funds which it believes are being invested in the stock market.

      The Bank considers its primary market area to consist of the following Colorado counties: Denver, Adams, Arapahoe, Jefferson, Boulder, Douglas, Mesa, Delta and Montrose.

      The Bank competes for loans by charging competitive interest rates and loan fees, remaining efficient and providing a wide range of services to its customers. The Bank's goal is to be the best "consumer bank" in the area it serves. The Bank offers all consumer banking services such as checking accounts, certificates of deposit, retirement accounts, consumer and mortgage loans and ancillary services such as safe deposit boxes, convenient offices and drive-up facilities, automated teller machines, credit cards, check guarantee cards, and overdraft protection. These services help the Bank compete for deposits. The Bank offers competitive rates on deposits but does not attempt to pay the highest rates in its market area.

      Based upon total assets, the Bank was the largest thrift institution based in the State of Colorado as of December 31, 1996. As of December 31, 1996, one other thrift institution and 49 commercial banks were headquartered in the Denver metropolitan area. The Bank also competes with several other larger financial institutions, headquartered outside of Colorado, which maintain offices in the Bank's market area. These competitors may be able to offer better loan rates from time to time due to their size, financial resources, and competitive strategy.

      Legislative and regulatory measures in the past two decades have significantly expanded the range of services which thrift institutions can offer the public, such as demand deposits, trust services and consumer and commercial lending. These changes, combined with increasingly sophisticated depositors, have dramatically increased competition for savings dollars among thrift institutions and other types of investment entities, as well as with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. Such legislation has increased the competition between commercial banks and thrift institutions by allowing banks to acquire healthy thrift institutions, imposing similar capital requirements on banks and thrift institutions, and placing certain investment and other regulatory restrictions on thrift institutions which are similar to those imposed on banks. Thus, in the future, the Bank, like other thrift institutions, will face increased competition to provide savings and lending services and, in order to remain competitive, will have to be innovative and knowledgeable about its market, as well as to continue to exert effective controls over its costs.

Investment Strategy

      The Bank has adopted an investment strategy designed to help control the Bank's interest rate risk, while maintaining profitability and reducing credit risk. The Bank invests its funds primarily in mortgage loans receivable and mortgage products, such as mortgage-backed securities and asset-backed securities. The Bank's strategy is to first invest its funds in loans secured by real estate located in its primary market area. The Bank's first priority is to originate adjustable rate mortgage ("ARM") loans, predominately on residential properties and to a lesser extent on commercial real estate, whenever possible for its own portfolio. The Bank also originates for its own portfolio 15 year fixed-rate residential mortgages on which interest is paid on a bi-weekly basis. These mortgages have a relatively short average life of approximately 12 years, and help reduce the Bank's long term interest rate risk. When interest rates are rising, the demand for ARM loans increases. When the Bank is unable to originate a sufficient amount of ARM loans or 15 year fixed-rate mortgage loans, the Bank purchases ARM loans in the secondary market. When whole ARM loans are not available in the secondary market, the Bank's third priority is to purchase mortgage-backed securities backed by ARM loans or other acceptable mortgage collateral. Pending such purchases, the Bank invests its funds in short-term investments, such as U.S. government and agency securities, asset-backed securities, non-government securities and corporate bonds rated AAA or higher, and certificates of deposit.

      The Bank's net interest income will vary, depending upon the difference between the amount of income that it receives from its loan, mortgage-backed securities and investment portfolios and its cost of funds. A significant portion of the Bank's loan portfolio consists of long-term real estate loans and mortgage-backed securities with interest rate features which, while variable to some degree, do not vary as rapidly or to the same extent as the Bank's cost of funds. Consequently, the Bank is vulnerable to future increases in interest rates which, if significant, may have a material adverse affect on its financial condition and results of operations.

      In order to reduce the Bank's interest rate risk exposure, the Bank has sold essentially all fixed-rate 30 year mortgage loans it originates into the secondary market. The Bank has also developed its consumer lending, concentrating in the area of home equity loans. This strategy is designed to improve and stabilize its operational results to counter the volatile cost of its funds and the mismatch between its relatively long-term, fixed-rate assets and short-term, rate sensitive liabilities. The principal objective of this strategy is to restructure assets to lessen the potential adverse effects of interest rate volatility on earnings, while maintaining high quality (low credit risk) assets and improving profits.

      For further information, see "Management's Discussion of 1996 Results" in the Annual Report to Stockholders for the year ended December 31, 1996.

Lending Activities

      Loan Portfolio Composition. The Bank's loan portfolio composition consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. As of December 31, 1996, the Bank's total net portfolio of loans and mortgage-backed and other asset-backed securities outstanding (the "loan portfolio") was $1,342.8 million, of which $1,168.7 million, or 87.0% was secured by one-to-four family residential dwellings. At that same date, $82.9 million, or 6.2% of the loan portfolio was secured by multi-family dwellings, and $81.8 million, or 6.1% of the loan portfolio was secured by non-residential commercial real estate.

      The Bank is active in making second mortgage loans on one-to-four family residential properties, which constituted $143.4 million, or 10.7% of the loan portfolio at December 31, 1996. To a lesser extent, the Bank originates construction loans, primarily for one-to-four family residential properties, and at December 31, 1996, such loans constituted $27.9 million or 2.1% of the loan portfolio. The Bank does not actively offer commercial business loans, and at December 31, 1996, such loans constituted $283,000 or 0.02% of the loan portfolio.

      Mortgage loans in the Bank's portfolio generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

      The Bank also invests in mortgage and other asset-backed securities. As of December 31, 1996, total mortgage/asset-backed securities aggregated $281.3 million, or 21.0% of the Bank's net loan portfolio. A portion of the mortgage-backed securities portfolio as of December 31, 1996 was insured or guaranteed as to principal by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA").

      Analysis of Loan and Mortgage-Backed Securities Portfolio. Set forth below is selected data relating to the composition of the Bank's loan and mortgage-backed securities portfolios by type of loan and type of security on the dates indicated.

                                                      As of December 31,
                                 -------------------------------------------------------------
                                         1994                 1995                1996
                                 --------------------  ------------------  -------------------
                                   Balance    Percent   Balance   Percent   Balance    Percent
                                   -------    -------   -------   -------   -------    -------

Type of Loan:
Conventional real estate loans:
  Construction.................   $  28,525    2.45%   $  30,731   2.47%   $    27,931  2.08%
  One- to four-family..........     567,621    48.78     736,240   59.28     855,992    63.75
  Multi-family.................      76,217     6.55      71,965    5.79      73,543     5.48
  Nonresidential...............      70,695     6.08      67,329    5.42      66,918     4.98
Commercial loans...............         271     0.02         491    0.04         283     0.02
Consumer loans:
  Savings account..............       3,731     0.32       4,657    0.37       5,252     0.39
  Home improvement.............      19,053     1.64      23,356    1.88      30,403     2.27
  Automobile...................       7,263     0.62       8,404    0.68      10.233     0.76
  Unsecured open-end...........       1,744     0.15       4,415    0.36       5,099     0.38
  Other........................         937     0.08       1,090    0.09       1,498     0.11

Less:
  Loans in process.............     (9,056)   (0.78)    (11,440)  (0.92)     (9,758)   (0.73)
  Deferred loan origination fees
   and costs...................      (3,748)  (0.32)     (3,153)  (0.25)     (2,020)   (0.15)
  Allowance for loan losses....      (3,310)  (0.28)     (2,926)  (0.24)     (3,850)   (0.29)
                                 ----------  ------    ---------- ------   ---------- ------

    Total loans, net...........     759,943   65.31%     931,159  74.97%   1,061,524   79.05%
                                 ----------  ------    ---------- ------   ---------- ------

Mortgage and asset-backed
  securities...................     403,694   34.69%     310,886  25.03%     281,289   20.95%
                                 ----------  ------    ---------- ------   ---------- ------

   Total loans and mortgage and
    asset-backed securities, net $1,163,637  100.00%   $1,242,045 100.00%  $1,342,813 100.00%
                                 ==========  ======    ========== ======   ========== ======



      One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. As of December 31, 1996, 87.0% of the Bank's loans and mortgage-backed and other asset-backed securities receivable were secured by one-to-four family residential real estate mortgages. The Bank currently offers ARM loans with interest rates that adjust every six months with a maximum rate increase cap of 1% per adjustment, and a lifetime cap of 4% to 6%. Some of these ARM loans are fixed for three or five years with rates adjusting semi-annually after the initial term. The interest rates on the Bank's ARM loans are based primarily on the one-year U.S. Treasury CMT rate. As of December 31, 1996, six month, one year and three year ARM loans originated by the Bank constituted 79.9%, 17.9%, and 2.2% of the originated ARM loan portfolio, respectively. ARM loans are originated for a term of up to 30 years. The Bank generally originates one-to-four family residential mortgage loans in amounts up to 85% of the appraised value of the mortgaged property, but will consider loan-to-value ratios of up to 97% if the loan amount exceeding the 85% loan-to-value ratio is insured by a private mortgage insurance ("PMI") company. The Bank usually charges an origination fee of 0.5% of the loan amount (1/2 point) on one to-four family ARM loans. Due to the current economic environment which has caused an increase in the overall level of interest rates, the Bank has seen a significant increase in customer interest in ARM loans. The Bank retains the ARM loans it originates for its loan portfolio.

      The Bank also offers 10, 12, 15 and 30 year fixed rate mortgage loans. Interest rates charged on fixed rate loans are competitively priced based on the FNMA/FHLMC daily pricing of one-to-four family mortgages. Loan origination fees on these loans are generally 0.75% to 1.0% of the loan amount. One type of fixed rate 15 year mortgage loan offered by the Bank is the bi-weekly loan, which features bi-weekly mortgage payments. These bi-weekly payments cause the principal of the mortgage loan to be repaid more rapidly than traditional 15 year mortgage loans and therefore cause the borrower to pay less interest during the lifetime of the bi-weekly loan than would be paid for a traditional 15 year mortgage loan made at the same interest rate. The Bank currently retains all loans with terms of less than 15 years to maturity, both regular amortized and bi-weekly, for its loan portfolio and attempts to sell its fixed rate non-biweekly loans of 15 years and more in the secondary market.

      The Bank originates second mortgage loans and home equity loans secured by one-to-four family residences. These loans generally are originated as fixed rate loans with terms of from five to ten years. An origination fee is usually charged. The loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgages or liens. The Bank's most popular second mortgage loan is a ten year fixed rate loan which is originated for retention in the Bank's loan portfolio. Based upon experience, these loans have an average life of 6.6 years and as of December 31, 1996 constituted 10.7% of the Bank's loan portfolio. The Bank also originates a revolving line of credit secured by one-to-four family residences.

      Multi-Family Mortgage Loans. The Bank originates, to a limited extent, fixed rate and adjustable rate multi-family mortgage loans secured primarily by apartment buildings located in its primary lending area. As of December 31, 1996, $82.9 million, or 6.2%, of the Bank's loan portfolio consisted of multi-family residential loans. These loans are generally made in amounts up to 75% of the appraised value of the mortgaged property. In making such loans, the Bank evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience, if any, with the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan as of December 31, 1996, had an outstanding balance of $3.5 million and was secured by a 182 unit retirement center located in the Denver metropolitan area.

      Commercial Real Estate. To a lesser degree, the Bank originates commercial real estate loans secured by properties located within its primary market area. The Bank's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, including shopping malls, industrial facilities and other non-residential buildings. The Bank generally originates commercial real estate loans with terms of 10 to 15 years and balances generally under $2.0 million. As of December 31, 1996, the Bank had loans secured by commercial real estate totalling $81.8 million, or 6.1% of the Bank's net loan portfolio. Twenty of the commercial real estate loans had principal balances outstanding of over $1.0 million as of December 31, 1996. The largest commercial real estate loan was secured by a bank building in Wheatridge, Colorado, with a loan balance of $3.8 million at December 31, 1996. Commercial real estate loans are generally originated in amounts ranging from 65% to 75% of the appraised value of the mortgaged property. The Bank makes both adjustable and fixed rate commercial real estate loans. The adjustable rate loans have amortization terms of up to 20 years, and most have balloon payments after 10 years. The rate of interest on these loans is tied to either the prime rate or the Constant Maturity Treasury Index. Fixed rate commercial real estate loans generally have 10 to 15 year terms, and some are balloon loans.

      Construction Loans. The Bank's construction loan portfolio consists primarily of residential construction loans with initial terms of six months to one year. Land acquisition and development loans are also made on a limited basis. The construction loans made by the Bank have an adjustable rate tied to the prime rate, adjusted monthly. Generally, such loans are repaid or refinanced by permanent loans when the property is completed or sold. A majority of construction loans are made on properties that are presold. Construction loans constituted $27.9 million, or 2.1%, of the Bank's total net loan portfolio as of December 31, 1996.

      Consumer Loans. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, a savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Consumer loans, including home improvement loans, amounted to $52.5 million, or 3.9% of the Bank's loan portfolio as of December 31, 1996.

      The Bank has engaged in consumer lending for the past 17 years and had a specialized consumer loan department for 11 years. The Bank's consumer lending consists primarily of home equity loans secured by one-to-four family residential properties. These loans are described above under "- One-to- Four Family Mortgage Loans" and are included in the table describing the Bank's loan portfolio as loans secured by one-to-four family residential property. The Bank also offers unsecured consumer loans, unsecured lines of credit, savings account loans, and automobile loans.

      Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. The Bank does not actively offer commercial business loans. As of December 31, 1996, $283,000, or 0.02%, of the Bank's net loan portfolio was classified as commercial business loans.

      Loan Underwriting Risks. While commercial real estate, construction, commercial business and consumer loans provide benefits to the Bank's asset/liability management program and reduce exposure to interest rate changes, such loans may entail significant additional credit and interest rate risks compared to residential mortgage lending. Commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. Construction lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Construction loans may involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential mortgage lending. The Bank seeks to minimize these risks by lending primarily to established customers and generally restricting such loans to its primary market area. Consumer loans have historically tended to have a higher rate of default than residential mortgage loans, although the Bank's loan loss experience to date on consumer loans has been favorable in comparison to industry averages.

      There are, due to the unseasoned nature of ARM loans in the industry, risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARM loans to the Bank's asset/liability management program, ARMs pose potential additional credit risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

      Mortgage-Backed and Other Asset-Backed Securities. The Bank's mortgage-backed securities, or pass-through certificates, represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interest in the form of securities, to investors such as the Bank. Such quasi-governmental agencies that guarantee the payment of principal and interest to investors include the FHLMC, GNMA, or the FNMA. Pass- through certificates typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates and maturities that are within a specified range. The underlying pool of mortgages can be composed of either fixed rate mortgage loans or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage- backed securities issued by FHLMC, FNMA and GNMA make up a majority of the pass-through market. Generally, the Bank purchases mortgage-backed securities guaranteed by GNMA and FNMA and participation certificates issued by the FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings associations. See "- Investment Activities" regarding the Bank's investment in structured notes.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging from five to thirty years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      The Bank also purchases mortgage-backed securities and collateralized mortgage obligations ("CMOs") issued by government agencies, private issuers and financial institutions, some of which are qualified under the Internal Revenue Code of 1986, as amended (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. Some CMO instruments are most like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These mortgage related instruments may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the CMO. Certain residual CMO interests may be riskier than many regular CMO interests to the extent that they could result in the loss of a portion of the original investment. Moreover, cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

      At December 31, 1996, all of the Bank's investment in CMOs consisted of regular interests. As of December 31, 1996, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities. The CMOs held by the Bank at December 31, 1996 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow.

      Private issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA, and GNMA) generally because they often are secured by jumbo loans (i.e., loans with aggregate outstanding balances above the limit for purchases by FHLMC or FNMA). At December 31, 1996, the Bank had CMOs with an aggregate carrying amount (including discounts and premiums) of $208.5 million, of which $179.7 million, or 86.2%, were privately issued. To minimize the risk of private issued CMOs, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

      Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank
determined  to  utilize  borrowings  as  a  source  of  funds.   Mortgage-backed
securities issued or guaranteed by the GNMA, FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation of the Bank - Regulatory Capital Requirements."

      During the most recent declining interest rate environment, the Bank experienced significant prepayments of both fixed- and adjustable-rate mortgage-backed securities. Such circumstances generally make it difficult for the Bank to reinvest the cash flow from these securities into comparable yielding investments, thereby decreasing its yield.

      As of December 31, 1996, these mortgage-backed securities and CMOs amounted to $72.8 million or 5.4% of the loan portfolio, and $208.5 million or 15.5% of the loan portfolio, respectively. The CMOs purchased by the Bank are generally in the first or second tranche priorities with a two to five year average life based upon prepayment schedules and carried a weighted average coupon of 6.47% and a weighted average expected maturity of 66 months as of December 31, 1996.

      In addition, the Bank periodically purchases AAA-rated asset-backed securities, generally secured by credit card receivables and automobile loans. The Bank's investment policy limits the maturity of these securities to an average life of three years. No asset-backed securities were included in the Bank's loan portfolio as of December 31, 1996.

      The following table presents the Bank's mortgage-backed and asset-backed securities at the dates indicated. Securities classified held-to-maturity and available-for-sale are carried at amortized cost and market value, respectively.

                                                  As of December 31,
                                            ----------------------------------
                                              1994         1995        1996
                                            --------    ---------    ---------
                                                    (In Thousands)
Federal Home Loan Mortgage
   Corporation............................. $ 48,246    $ 39,168     $ 47,366
Federal National Mortgage Association......   25,219      23,263       30,862
Government National Mortgage Association ..    1,509         520          419
Other government mortgage-backed
   securities..............................      901          --           --
Collateralized mortgage obligations and
   other mortgage-backed securities........  316,596     243,024      200,004
Asset-backed securities....................    7,721       2,292           --
                                            --------    --------   ----------

                                             400,192     308,267      278,651
Allowance for losses.......................     (43)       (171)        (181)
Unamortized premiums, net..................    3,545       2,790        2,819
                                            --------    --------     --------
     Total................................. $403,694    $310,886     $281,289
                                            ========    ========     ========


      During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates in fiscal 1992 and 1993 and the first part of fiscal 1994 as well as to accelerated prepayments. At December 31, 1996, of the $278.7 million of mortgage-backed securities (including CMOs), an aggregate of $168.9 million were secured by fixed-rate securities and an aggregate of $109.8 million were secured by adjustable-rate securities.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. However, the Bank's policy has been to limit loans to a single borrower to 10% of capital and to require approval of the Board of Directors for aggregation of loans to one borrower greater than $1 million. As of December 31, 1996, the Bank's loan to one borrower limit was $21.6 million. The lending limits to one borrower has not adversely affected the Bank's ability to conduct its operations, particularly because it does not typically make real estate development and construction loans which carry large balances. The largest aggregation of loans to one borrower at December 31, 1996 was $8.0 million of loans secured by six apartment buildings in the Denver metropolitan area. The second largest aggregation of loans to one borrower was $7.7 million of loans secured by new housing developments in the Denver metropolitan area and by an office building in Arapahoe County that is owned and occupied by the developer. The third largest aggregation of loans to one borrower was $6.9 million of loans secured by residential housing developments in the Denver metropolitan area. The fourth largest aggregation of loans to one borrower was a $6.8 million loan which is secured by five office and retail properties located in the Denver metropolitan area. The fifth largest aggregation of loans to one borrower was $6.1 million of loans secured by ten apartment buildings in Boulder, Colorado. All of these loans were current and were at market rates of interest at December 31, 1996.

      Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of loans, including mortgage-backed securities and asset-backed securities, in the Bank's portfolio based on their maturity. The table does include scheduled principal payments and estimated prepayments, which totalled $314.2 million, $250.9 million and $307.6 million for the years ended December 31, 1994, 1995, and 1996, respectively. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which they mature, and fixed rate loans are included in the period in which the final contractual payment is due.


                                                                          At December 31, 1996
                                           -----------------------------------------------------------------------------------
                                                           Over One       Over         Over Five
                                                           Through        Three         Through
                                            One Year        Three        Through          Ten         Over Ten
                                             or Less         Years      Five Years       Years         Years         Total
                                           -----------   ------------  ------------  ------------  ------------- -------------
                                                                              (In Thousands)
1-4 family first mortgage loans:
  Adjustable rate ......................   $    14,329   $    44,931   $    45,380   $   119,777   $   427,326   $   651,743
  Fixed rate ...........................        57,720        97,218        83,830       148,072        40,298       427,138
Other residential and all
  nonresidential:
  Adjustable rate ......................         8,063         8,165         9,620       110,861         4,985       141,694
  Fixed rate ...........................         1,097         2,477         2,908        16,528            --        23,010
Second mortgage and home equity loans...        16,177        28,895        24,076        10,947            --        80,095
Consumer loans .........................         7,572        14,499            --            --            --        22,071
Commercial business loans ..............            --           283            --            --            --           283
Deferred loan origination
  fees and costs .......................            --            --            --            --            --           799
Allowance for loan loss ................            --            --            --            --            --        (4,020)
                                           -----------   -----------   -----------   -----------   -----------   -----------
Total loans and mortgage-backed
  and other asset-backed
  securities ...........................   $   104,958   $   196,468   $   165,814   $   406,185   $   472,609   $ 1,342,813
                                           ===========   ===========   ===========   ===========   ===========   ===========



      The following table sets forth the dollar amount of all loans and mortgage-backed and asset- backed securities due after December 31, 1996, that have pre-determined (or fixed) interest rates and which have floating or adjustable interest rates.
                                      Fixed        Adjustable
                                       Rate           Rate
                                     --------      -----------
                                         (In Thousands)
Real estate mortgage............     $391,331       $771,045
Second mortgage.................       63,918             --
Consumer........................       14,499             --
Commercial......................           --            283
                                     --------       --------

 Total..........................     $469,748       $771,328
                                     ========       ========



      Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing or past customers, customer referrals, real estate brokers, contractors, and call-ins and walk-ins to its offices. The Bank has loan officers who originate mortgage, consumer, commercial real estate and construction loans. The Bank also advertises in local newspapers for first and second mortgage loans, home equity and consumer loans. One-to-four family residential mortgage loans are also originated in areas of Colorado where the Bank does not have offices through loan originators who are independent contractors and are compensated on a commission basis. Since 1994, the Bank has used these independent contractors to originate a significant volume of one-to-four family mortgage loans in the Denver metropolitan area. Loan applications originated by independent loan originators are in compliance with the Bank's underwriting policies and procedures. For the years ended December 31, 1994, 1995, and 1996, loans originated through independent loan originators totalled $32.5 million, $152.7 million, and $135.6 million, respectively.

      Upon receipt of any loan application from a prospective borrower, a credit report and other documentation are ordered to confirm specific information relating to the loan applicant's employment, income, and credit standing. An appraisal or other evaluation of the real estate intended to secure the proposed loan is obtained. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, multi-family, construction, and commercial real estate loans are processed at the Bank's main office, while home equity and other types of consumer loans may be processed at any of the Bank's offices. Residential first mortgage loans of up to $400,000 may be approved (with varying dollar limitations) by one of seven underwriters designated by the Board of Directors. Residential first mortgage loans over $400,000 also require the approval of the Bank's President or the Chief Executive Officer. Construction and commercial real estate loans up to $400,000 may be approved by a specific senior vice president; loans for over $400,000 up to $750,000 also require the approval of the President. Construction and commercial real estate loans for over $750,000 require the approval of the Chief Executive Officer, and those for $1.0 million or more require the approval of the entire Board of Directors or the Executive Committee of the Board of Directors. All loans purchased by the Bank are reviewed by senior lending officers. In connection with loans purchased by the Bank, the Bank requires an appraisal, in addition to the information required for all loans originated by the Bank.

      Loan applicants are promptly notified of the decision of the Bank orally or by a letter setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of real estate to be mortgaged to the

Bank, and the notice of requirement of insurance coverage to be maintained to protect the Bank's interest. The Bank requires title, fire, casualty and flood (if applicable) insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. In certain instances where the Bank is making a small second mortgage, and the Bank holds the performing first mortgage, it may not require a title policy, but the Bank does require certain informal assurances that there are no other liens superior to the second mortgage.

      Loan Purchases and Sales. The Bank originates adjustable rate and less than 15 year fixed rate residential mortgage loans, commercial real estate loans, and construction loans for retention in its loan portfolio and sells fixed rate residential mortgage loans with terms of 15 years or longer in the secondary market. These loans are sold without recourse by the Bank. The Bank also purchases mortgage-backed securities and adjustable rate residential mortgage loans in the secondary market.

      The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly and to obtain a yield higher than could generally be obtained in the alternative investment vehicles. The purchase of such loans is part of the Bank's strategy to make its overall loan portfolio more sensitive to current market conditions and interest rates.

      The Bank purchases owner-occupied residential first mortgage ARM loans that meet the Bank's underwriting standards, which generally follow FHLMC and FNMA guidelines, except that the Bank will generally purchase loans up to $500,000, which exceeds the limit up to which FHLMC and FNMA may purchase loans. The majority of these loans purchased are sold by the seller without recourse. It is the Bank's policy not to purchase loan packages secured by a concentration of properties in a single subdivision or condominium project.

      The Bank reviews each purchased loan as if it were originating the loan according to its underwriting standards. All loans must be documented, including an original appraisal that substantiates the value of the subject property at the time of origination of the loan. The Bank obtains from the seller a duplicate copy of each original loan file, which generally includes an executed loan application and mortgage note, financial statements and credit reports of the borrower, appraisal and title insurance. The Bank may purchase a qualifying loan up to $500,000 with an exposure of up to 80% based on the original appraisal of the property.

      The Bank purchases only ARM loans with interest rates that adjust on a monthly, semi-annual and annual basis. Most of the ARMs are indexed to interest rates at a margin of 250 to 275 basis points above a recognized index, usually the FHLB 11th District Cost of Funds or the One Year Constant Maturity Treasury. This cost of funds index generally lags the current market interest rates. The Bank does not purchase loans that provide for negative amortization.

      Most of the loans purchased are secured by real estate located outside of Colorado, including California, Wisconsin, Illinois and the East Coast. At December 31, 1996, the Bank's purchased loan portfolio totaled $79.1 million, or 5.9% of the loan portfolio. Of the purchased loan portfolio at December 31, 1996, 6.0% are Colorado loans, while the majority, 83.9%, are California loans (of which approximately 0.6% were nonperforming at December 31, 1996) and 9.3% are loans in the Midwestern United States.

      The following table sets forth total loans and mortgage-backed and asset-backed securities originated, purchased, sold, and repaid during the periods indicated.

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                              1994           1995          1996
                                                          -----------    -----------    ------------
                                                                       (In Thousands)
Total loans receivable, net at beginning
  of period ...........................................   $ 1,040,413    $ 1,163,637    $ 1,242,045
                                                          -----------    -----------    -----------

Loans originated:
  One-to-four family residential ......................       159,542        232,136        235,352
  Multi-family residential and commercial real
       estate .........................................        47,399         10,660         35,504
  Construction loans ..................................        40,096         32,782         28,955
  Consumer loans ......................................        64,678         62,003         87,523
  Commercial loans ....................................         1,116          1,604          1,549
                                                          -----------    -----------    -----------
    Total loans originated ............................       312,831        339,185        388,883
                                                          -----------    -----------    -----------

Loans purchased:
  One-to-four family residential ......................        45,137         17,932             --
  Mortgage-backed securities ..........................       109,940             --         34,149
                                                          -----------    -----------    -----------
    Total loans purchased .............................       155,077         17,932         34,149
                                                          -----------    -----------    -----------

Net addition to revolving loans receivable ............           200          2,663         11,358

Loans sold:
  Whole loans sold ....................................       (23,820)        (6,468)       (25,258)
  Mortgage-backed securities ..........................            --        (24,469)            --
                                                          -----------    -----------    -----------
    Total loans sold ..................................       (23,820)       (30,937)       (25,258)
                                                          -----------    -----------    -----------

Loan principal repayments(1) ..........................      (314,235)      (250,899)      (307,554)

Other addition (reduction) to loans receivable(2)              (6,829)           464           (810)
                                                          -----------    -----------    -----------
Net loan activity .....................................       123,224         78,408        100,768
                                                          -----------    -----------    -----------

    Total loans receivable, net, at end of period......   $ 1,163,637    $ 1,242,045    $ 1,342,813
                                                          ===========    ===========    ===========

-------------------------------
(1)   Includes  principal   repayments  on   mortgage-backed   and  asset-backed
      securities.
(2) Loans transferred to real estate owned or real estate in judgement, net of amortization of any deferred fees, and net change in loan loss reserves.

      Loan   Commitments.   The  Bank  generally  grants   commitments  to  fund
fixed-rate, single-family mortgage loans for periods of up to 30 days at a specified term and interest rate. The Bank also makes standby loan commitments for up to six months for which it receives a non-refundable commitment, usually equal to approximately 1% of the committed funds. These six month commitments do not normally specify a loan rate. The Bank also provides standby letters of credit, for which it charges fees based on 1% of the loan amount. The total amount of the Bank's commitments to originate real estate loans, consumer loans, and lines and letters of credit as of December 31, 1996 was $52.4 million. See
Note 5 of the Notes to Consolidated Financial Statements.

      Loan Servicing and Servicing Fees. The Bank retains servicing on most of the loans it sells to FHLMC and FNMA. The Bank also services all of its own loans through a loan servicing department located at its main office. The loan servicing department also oversees the adjustment process on adjustable rate loans and performs clerical functions in regard to loan foreclosures. The loan servicing department is also responsible for making disbursements on construction loans made by the Bank. Site inspections are performed prior to payment of such disbursements in order to ascertain that the construction process has progressed in accordance with the loan agreement.

      As of December 31, 1994, 1995, and 1996 the Bank serviced $156.5 million, $144.1 million, and $145.6 million respectively, of loans serviced for others. Loan servicing fees from the sold portfolio provided 0.36%, 0.34%, and 0.16% of the Bank's net income for the fiscal years ended December 31, 1994, 1995, and 1996, respectively.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Bank received loan origination and commitment fees for originating or purchasing loans. Prior to January 1, 1988, fees for originating loans were deferred for amounts in excess of the Bank's estimated cost of origination. Fees deferred prior to 1988 are being amortized to income over the average lives of the related loans using the level-interest-yield method. Any unamortized fees on loans sold are credited to income in the year the transaction occurs. Loan fees received and certain direct loan origination costs incurred on or after January 1, 1988 are deferred and recognized as an adjustment of yield using the level-interest-yield method over the contractual life of the loans.

      The Bank's loan origination fees generally are 1/2 point on adjustable-rate residential mortgages, 3/4 to 1 point for fixed-rate residential mortgage loans and 1 1/2 points for construction and commercial real estate loans. The total amount of deferred loan fees and net discounts on loans originated and purchased as of December 31, 1996 was $2.4 million.

      The Bank also receives other fees and charges relating to existing loans, which include prepayment penalties, late charges, and fees collected in connection with a change in borrower or other loan modifications. These fees and charges have not constituted a material source of income.

      The following table shows loan fees and service charges received by the Bank expressed as a percentage of gross and pre-tax income, as well as the total amount of loan fees and service charges received by the Bank.

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1994      1995     1996
                                                     ----      ----     ----
                                                      (Dollars in Thousands)
Loan fees and service charges as a percentage
  of gross income ..............................       0.1%     0.1%      0.2%
Loan fees and service charges as a percentage of
  pre-tax income ...............................       0.2%     0.4%      0.8%
Total loan fees and service charges ............     $  49    $  75    $  167



      Non-Performing Loans and Asset Classification. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days, the Bank will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank. At December 31, 1996, the Bank had transferred loans totalling $1.5 million to real estate owned. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down in the property is charged to the allowance for losses.

      Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     The following table sets forth information with respect to the Bank's non performing assets for the periods indicated. At such dates, the Bank had no nonperforming loans (i.e., loans delinquent 90 days or more) accounted for on an accrual basis. During the periods indicated the Bank had certain restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. Under certain economic or legal circumstances, the Bank may grant concessions to a borrower. These concessions may include restructuring loans in order to change payment terms, reduce the stated interest rate, reduce the amount of interest due, or extend the maturity date. The new or modified loan constitutes a troubled debt restructuring under SFAS No. 15. The Bank has adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan,and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Troubled debt restructurings involving a modification of terms are accounted for in accordance with SFAS No. 114 and SFAS No. 118.

                                                                                     As of December 31,
                                                                     ----------------------------------------------
                                                                      1992      1993     1994       1995     1996
                                                                     ------    ------   ------     ------   -------
                                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
 Permanent loans secured by one-to-four family dwelling units.....   $  856    $1,419    $  992    $1,706    $1,372
 Commercial real estate and multi-family .........................       --        --       199       205         5
 Non-mortgage loans:
    Commercial ...................................................       --        --        --        --        --
   Consumer ......................................................       19        60        49        49        80
                                                                                                             ------

Total non-accrual loans ..........................................      875     1,479     1,240     1,960     1,457

Real estate owned and in judgment ................................    5,903     2,491     4,230     1,647     1,457

Non-accruing federal funds sold ..................................       --        --        --       382        --
                                                                     ------    ------    ------    ------    ------

Total nonperforming assets .......................................   $6,778    $3,970    $5,470    $3,989    $2,914
                                                                     ======    ======    ======    ======    ======

Troubled debt restructuring loans:
Mortgage loans:
  Permanent loans secured by one-to-four family dwelling units....   $   --    $   --    $   --    $   --    $   --
  Commercial real estate and multi-family ........................    3,738     7,465     5,250        --        --
                                                                     ------    ------    ------    ------    ------

Total restructured loans, net ....................................   $3,738    $7,465    $5,250    $   --    $   --
                                                                     ======    ======    ======    ======    ======

Total non-accrual loans to net loans .............................     0.16%     0.24%     0.16%     0.21%     0.14%

Total non-accrual loans to total assets ..........................     0.09%     0.12%     0.10%     0.13%     0.10%

Total nonperforming assets to total assets .......................     0.70%     0.32%     0.42%     0.27%     0.19%

Total restructured loans to
  total assets ...................................................     0.38%     0.61%     0.40%       --%       --%


      Management of the Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the OTS classification of asset regulations. Potential problem loans that had not been classified or had not been recorded as non-accrual or troubled debt restructuring as of December 31, 1996 were insignificant.

      OTS regulations provide for savings associations to classify their loans and other assets as substandard, doubtful or loss assets. Assets classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the pledged collateral. They are characterized by the distinct possibility that the association will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses of those classified as substandard with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets without the establishment of a specific reserve is not warranted. Assets that do not currently expose a savings association to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention are designated "special mention." Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase risk in the future. All classified assets are recorded at fair market value.

      Classified Assets and Loss Allowances. The following table provides further information on the Bank's classified and nonperforming assets and loan loss allowances.


                                                       As of December 31,
                                                   ---------------------------
                                                    1994      1995      1996
                                                   ------    ------    -------
                                                         (In Thousands)
Substandard .......................................$10,993   $ 4,087   $ 8,603
Doubtful ..........................................     --        --        --
Loss ..............................................    674       778        --
                                                   -------   -------   -------
    Total .........................................$11,667   $ 4,865   $ 8,603
                                                   =======   =======   =======

Special Mention Assets ............................$ 2,309   $11,697   $ 6,138
                                                   =======   =======   =======

Allowance for losses on loans .....................$ 3,310   $ 2,926   $ 3,850
Allowance for estimated losses on real estat owned.  1,105       912       691
                                                   -------   -------   -------
    Total loss allowance ..........................$ 4,415   $ 3,838   $ 4,541
                                                   =======   =======   =======


      As of December 31, 1996, the Bank's total classified assets with balances in excess of $500,000 totalled $12.4 million. The following is a summary of the Bank's classified assets with balances in excess of $500,000 as of December 31, 1996, or later, if such information was available. All of the classified assets are either special mention, substandard or real estate owned. The net realizable values or the fair values on these classified assets are determined at least annually based on cash flow from the properties and the condition of the local real estate market.

      Special Mention
      ---------------

      Denver Apartment Complex. The property is a 78 unit apartment complex located in Denver, Colorado. The original balance on this loan was $1.3 million, and the origination date was May 4, 1982. The loan is special mention with an interest rate of 7.6% and a remaining balance of $1.17 million as of December 31, 1996. The fair value as of February 2, 1996 was $1.38 million. The loan is classified because the loan rate was previously modified to a below market rate. At December 31, 1996, the loan was at a market rate and has been performing since March 1992.

      Office and Retail Building in Littleton. The property is an office and retail building located in Littleton, Colorado. The original loan balance was $1.6 million, and the origination date was June 4, 1986. The loan is special mention with a current interest rate of 7.25% and a remaining balance of $1.16 million as of December 31, 1996. The fair value as of January 17, 1995 was $1.16 million. The loan is classified because the rate was below market and the status was uncertain for a time following the death of one of the partners. Since the modification went into effect, the loan has been performing according to the terms of that modification, and at December 31, 1996, the loan was at a market rate. The heirs of the deceased partner have assumed this loan.

      Wheat Ridge Office Building. This is a four-story office building in Wheat Ridge, Colorado. The original loan balance was $5.1 million and the origination date was June, 1988. The loan balance was $3.75 million as of December 31, 1996. It had been classified substandard because of problems within the partnership that obtained the loan, including the bankruptcy of one partner. The loan was reclassified as special mention during the second quarter of 1995. One of the original partners has assumed the loan and is managing the property. There is a large junior lien behind the Bank's investment, and this junior lienor could possibly step in and take the property over in the event of a default. The loan was current at December 31, 1996. The fair value of the property was $4.76 million at April 30, 1996. The loan has performed as agreed since its assumption.

      Guardian Savings and Loan Association Pass Through Mortgage-Backed Security 1989-3A. This mortgage-backed security was issued by Guardian Savings and Loan Association in 1989 and was reclassified as special mention during the first quarter of 1996. The Bank bought a portion of the security with an original face amount of $5.0 million in June 1989. The remaining balance of this portion was 575,000 as of December 31, 1996. The security was classified special mention because loans in foreclosure and real estate owned backing the security reached an unacceptable level. In addition, Moody's has lowered the rating on the security from an original rating of Aa2 to A3. Although credit support of the security has diminished, at December 20, 1996 there apparently was still enough support to protect the senior piece of the security, which the Bank owns. At December 31, 1996, the Bank had received all payments due on a timely basis.

      Substandard
      -----------

      Dime Bank, FSB Pass Through Mortgage-Backed Securities 1988 - 1A. This mortgage-backed security was issued by Dime Bank, FSB, in 1988 and was reclassified as special mention during the first quarter of 1995. The Bank bought a portion of the security with an original face amount of $10.0 million in November 1988 and a portion with an original face amount of $5.5 million in January 1990. The remaining balances on these two portions of the security were $3.1 million and $1.7 million, respectively, as of December 31, 1996. The securities were classified substandard because loans in foreclosure and real estate owned backing the securities reached an unacceptable level. In addition, Moody's has lowered the rating on the security from an original rating of Aa2 to Baa1. Although credit support for the security has diminished, at November 21, 1996 there apparently was still enough support to protect the senior piece of the security, which the Bank owns. At December 31, 1996, the Bank had received all payments due on a timely basis.

      Real Estate Owned
      -----------------

      Vacant Land in Littleton. The property is vacant land with a large parcel located in Littleton, Colorado, and a small parcel located in Aurora, Colorado. The original loan balance was $2.8 million, and the origination date was April 24, 1989. The property is now real estate owned with a carrying value of $1.18 million as of December 31, 1996. The fair value as of January 4, 1995 was $1.2 million.

      Allowance for Losses on Loans. In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each month based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions, and overall portfolio quality. In addition, management provides a general allowance for estimated loan losses that is not specifically allocated to identified problem loans, based on several factors, including loss experience and business and economic conditions. These provisions for losses are charged against earnings in the year they are established. Based on past experience and future expectations, management feels that loan loss reserves are adequate. However, there can be no assurance that further additions will not be made to the loss allowances or that such losses will not exceed the estimated amounts.

      As a result of the declines in real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institution by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for loan losses. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, therefore negatively affecting the Bank's financial condition and earnings.

      The following table sets forth certain information regarding the Bank's allowances for loan losses for the periods indicated.


                                                                                As of December 31,
                                                    ---------------------------------------------------------------------------
                                                       1992            1993             1994           1995            1996
                                                      ------          ------           ------         -------          -----
                                                                              (Dollars in Thousands)
Total loans outstanding(1) ......................   $   545,382     $   606,543     $   759,943     $   931,159     $ 1,061,524
                                                    ===========     ===========     ===========     ===========     ===========

Average loans outstanding .......................   $   540,525     $   578,284     $   679,236     $   868,948     $   998,024
                                                    ===========     ===========     ===========     ===========     ===========


Allowance for loan losses - beginning ...........   $     3,187     $     3,333     $     3,575     $     3,310     $     2,926

Provision (credit) for loan losses(2) ...........         1,297             193            (411)           (495)          1,143
Recoveries ......................................           120             133             203             232              86
Charge-offs .....................................        (1,271)            (84)            (57)           (121)           (305)
                                                    -----------     -----------     -----------     -----------     -----------
Allowance for loan losses - ending ..............   $     3,333     $     3,575     $     3,310     $     2,926     $     3,850
                                                    ===========     ===========     ===========     ===========     ===========

Allowance for loan losses as a
  percentage of total loans outstanding .........          0.61%           0.59%           0.44%           0.31%         0.36 %
Allowance for loan losses as a
  percentage of non-performing loans ............           381%            242%            267%            149%          264 %
Net loans recovered (charged-off) as a percentage
  of average loans outstanding ..................         (0.21)%          0.01%           0.02%           0.01%          (0.02)%


----------------
(1)   Excludes mortgage and other asset-backed securities.
(2) The established allowance for loan losses is predominately related to real estate mortgage loans. As a result, the activities of provision (credit) for losses, charge-offs, and recoveries are also predominately related to those same loans.


      The following table sets forth certain information regarding the Bank's allowance for possible real estate owned losses for the periods indicated.

                                                                  As of December 31,
                                               -------------------------------------------------------
                                                1992        1993        1994        1995         1996
                                               -------     -------     -------     -------     -------
                                                 (Dollars in Thousands)

Total real estate owned and in judgment, net   $ 5,903     $ 2,491     $ 4,230     $ 1,647     $ 1,457
                                               =======     =======     =======     =======     =======

Allowance balances - beginning .............   $ 2,262     $ 1,907     $ 1,159     $ 1,105     $   912
Provision for losses .......................       797         172         448         (95)          3
Charge-offs ................................    (1,152)       (920)       (502)        (98)       (224)
                                               -------     -------     -------     -------     -------
Allowance balances - ending ................   $ 1,907     $ 1,159     $ 1,105     $   912     $   691
                                               =======     =======     =======     =======     =======

Allowance for losses on real estate owned
  and in judgment to net real estate owned
  and in judgment ..........................     32.31%      46.53%      26.12%      55.37%      47.43%


Investment Activities

      Income from investment securities provides a significant source of income for the Bank. The Bank maintains a portfolio of investment securities such as U.S. government and agency securities, non-government securities, including corporate bonds and certificates of deposit securities (in addition to the Bank's mortgage-backed and asset-backed securities portfolio, which is discussed above under " - Lending Activities - Mortgage-Backed and Asset-Backed Securities".) The Bank is required by federal regulation to maintain a minimum percentage of its liquidity base in the form of qualifying long and short-term liquid assets. Currently, the liquidity requirement is 5%, of which at least 1% must be held in the form of short-term liquid assets such as certificates of deposit, federal funds, banker's acceptances, discount notes, commercial paper, time deposits and short-term treasury and agency debt securities, all of which are subject to certain creditworthiness and ratings criteria. In addition, longer term corporate, agency and government debt securities may be held subject to similar creditworthiness, ratings and maturity criteria. As of December 31, 1996, the Bank exceeded both the 5% liquidity requirement and the 1% short-term liquidity requirement with a liquidity ratio of 9.7% and a short-term liquidity ratio of 7.7%. The balance of short-term security investments in excess of regulatory requirements reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, the yield on such investments also decline at a faster rate than does the yield on long-term investments.

      Investment decisions are made within policy guidelines established by the Board of Directors and the Asset/Liability Committee. As of December 31, 1996, the Bank's investment portfolio, including unamortized premiums, totalled $72.7 million.

      At December 31, 1996, the Bank's investments included $9.5 million of callable Federal Agency instruments. While the Bank projects that these instruments will be called before their stated maturity date, the Bank does have the ability to hold these instruments to maturity.

      At December 31, 1996, the Bank held the following three step-up bonds which are considered structured notes by the OTS:

      FHLB Variable Rate Structured Note (one position) with total par, book and market values of $1,500,000, $1,500,000, and $1,496,250, respectively at
December 31, 1996. The bond has a variable rate which adjusts quarterly at one half the 10 year constant maturity treasury, plus 1.25%. The note carries a coupon floor of 5.0% and a ceiling of 24.0%. The bond has a current coupon of 5.0% at December 31, 1996 and a stated maturity of April 2, 1998. The bond is discretely callable every three months until maturity.

      FHLB Variable Rate Structured Note (one position) with total par, book and market values of $5,000,000, $4,999,408, and $5,000,000, respectively at
December 31, 1996. The bond has a variable rate which adjusts quarterly at one half the 10 year constant maturity treasury, plus 1.50%. The note carries a coupon floor of 4.50% and a ceiling of 24.0%. The bond has a current coupon of 4.59% at December 31, 1996 and a stated maturity of February 25, 1998. The bond is discretely callable every three months until maturity.

      FHLB Step-up Structured Note (one position) with total par, book and market values of $2,000,000, $2,013,306, and $2,009,560, respectively at
December 31, 1996. The bond has a current coupon of 6.375% until October 7, 1997, at which time the coupon steps-up to 7.25% until maturity. The bond has a stated maturity of October 7, 1999. The bond is discretely callable on October 7, 1997.

      Commencing in 1992, the Bank sold $1.0 million in Federal funds to Nationar, a New York State-chartered trust company. On February 6, 1995, the Superintendent of Banks of the State of New York took possession of the business and property of Nationar. The Bank subsequently wrote down its investment in Nationar to $382,500 and filed a proof of claim with the Superintendent for the monies due, totalling $1.0 million. The claim was recovered in full in 1996.

      The Bank prospectively adopted the provisions of SFAS No. 115, as of January 1, 1994. Under SFAS No. 115, the Bank classifies its investment, mortgage-backed, and other asset-backed securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Bank has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

      Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Transfers from the held-to-maturity category are only appropriate in limited circumstances.

      Realized gains and losses for securities classified as available-for-sale and held-to-maturity are recognized in earnings upon sale or redemption at maturity. The specific identification method is used to determine the cost of securities sold. Discounts or premiums are accredited or amortized using the level-interest-yield method to the earlier of call date or maturity of the related held-to-maturity security.

      The following table sets forth certain information regarding the Bank's investments at the dates indicated.

                                                                         As of December 31,
                                                        -----------------------------------------------------
                                                           1992      1993       1994       1995       1996
                                                        ---------  --------   --------   --------   ---------
                                                                          (In Thousands)
Investment Securities:

U.S. government obligations .........................   $ 15,012   $ 20,999   $ 10,725    $ 8,015   $     --
Federal agency obligations ..........................     34,164     30,135     45,194     70,078     71,629
Obligations of state and political subdivisions......      3,037      1,004         --         --         --
Corporate notes .....................................     21,021     25,188      5,016         --         --
Commercial paper ....................................         --         --         --         --         --
Export/import notes .................................      5,765      4,062         --         --         --
Foreign bank obligations ............................      1,000        999      1,000         --         --
FHLMC stock .........................................        372        372        249        418        552
FNMA stock ..........................................         --        153        157        268        326
Other equity investments ............................         --         --         --         --        234
                                                        --------   --------   --------   --------   --------
Total investment securities .........................     80,371     82,912     62,341     78,779     72,741
                                                        --------   --------   --------   --------   --------

Other Investments:

FHLB of Topeka stock ................................      6,932      6,693      7,745      8,829      9,554
Federal funds sold ..................................     18,400     25,800      1,000     80,483     15,000
Other interest-earning assets .......................      6,823      4,159      7,828      6,097     12,777
Investment in property tax certificates .............        255         53         36         21          6
                                                        --------   --------   --------   --------   --------

Total other investments .............................     32,410     36,705     16,609     95,430     37,337
                                                        --------   --------   --------   --------   --------
Total investments ...................................   $112,781   $119,617   $ 78,950   $174,209   $110,078
                                                        ========   ========   ========   ========   ========


      The following table sets forth certain information regarding the carrying values, weighted average yields and expected maturities of the Bank's investment securities portfolio as of December 31, 1996. Expected maturities may differ from contractual maturities, because issuers may have the right to call some obligations without penalty. Market Value adjustments recorded in compliance with SFAS No. 115 are now considered when computing the yields and cost of securities.


                                                                      As of December 31, 1996
                             -------------------------------------------------------------------------------------------------------
                             One Year or Less  One to Five Years  Five to Ten Years More Than Ten Years          Securities
                             ---------------- ------------------ -----------------  -------------------  ---------------------------
                             Carrying Average Carrying   Average Carrying  Average   Carrying  Average   Carrying  Average  Market
                              Value    Yield    Value     Yield   Value     Yield     Value     Yield     Value     Yield   Value
                             -------  -------  -------   ------- -------   -------   -------   -------   -------   ------- --------
                                                                     (Dollars in Thousands)

Investment securities held
  to maturity:
U.S. Government Obligations  $    --     -- %  $    --      --%  $   --       --%    $   --       --%     $    --      --% $    --
Federal Agency Obligations.   49,091   6.02     12,551    6.27       --       --         --       --       61,642    6.07    61,701
FHLMC Stock................       --     --         --      --       --       --         --       --           --      --        --
FNMA Stock.................       --     --         --      --       --       --         --       --           --      --        --
Other Equity Investments...       --     --         --      --       --       --         --       --           --      --        --
                             -------   ----    -------    ----   ------     ----     ------     ----      -------    -----  -------
     Total Held-To-Maturity
      Securities...........  $49,091   6.02%   $12,551    6.27%  $   --       --%    $   --       --%     $61,642    6.07%  $61,701
                             =======   ====    =======    ====   ======     ====     ======     ====      =======    ====   =======

Investment Securities
  Available-for-Sale:
U.S. Government Obligations  $    --     --%   $    --      --%  $   --       --%    $   --       --%     $    --      --%  $    --
Federal Agency Obligations.    5,000   4.39      4,987    4.50       --       --         --       --        9,987    4.44     9,987
FHLMC Stock................      552   1.27         --      --       --       --         --       --          552    1.27       552
FNMA Stock.................      326   2.02         --      --       --       --         --       --          326    2.02       326
Other Equity Investments...      234   1.09         --      --       --       --         --       --          234    1.09       234
                             -------   ----    -------    ----   ------     ----     ------     ----      -------    -----  -------
     Total Available-for-
      Sale.................  $ 6,112   3.85%    $ 4,987   4.50%  $   --       --%    $   --       --%     $11,099   4.14%   $11,099
                             =======   ====    =======    ====   ======     ====     ======     ====      =======    ====   =======
     Total Investment
      Securities...........  $55,203   5.78%    $17,538    5.77%  $  --      -- %    $   --       --%     $72,741   5.78%   $72,800
                             =======   ====    =======    ====   ======     ====     ======     ====      =======    ====   =======

Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of loans, mortgage-backed securities and investment securities. The Bank has relied to an increasing extent on borrowings from the FHLB of Topeka and as of December 31, 1996 had $122.5 million of such borrowings outstanding. The Bank also has derived funds from the issue of mortgage-backed bonds in 1988 and as of December 31, 1996 had $5.0 million of such bonds outstanding. See " -
Borrowings" and " - Subsidiaries and Joint Venture Activity." Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes.

      Deposits. The Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit, and the applicable interest rate.

      Fixed-term certificates have been the primary sources of new deposits for the Bank and as of December 31, 1996, such certificates represented 58.5% of the Bank's deposit accounts. As of December 31, 1996, $221.8 million, or 19.5% of the Bank's deposit portfolio consisted of money market rate deposit accounts. Fixed-term, market-rate certificates with terms of 13 to 24 months are the second largest individual source of deposit funds for the Bank and as of December 31, 1996, represented $191.2 million, or 16.8% of the deposit portfolio. The third largest category of deposits are 7 to 12 month fixed-term market-rate certificates which constituted $178.5 million or 15.7% of the portfolio.

      The Bank also offers standardized individual retirement accounts ("IRAs"), as well as qualified defined master plans for self employed individuals. IRAs are marketed in the form of an 18-month variable interest rate account with a minimum balance of $1,000 with the rate based on 90 day U.S. Treasury Bills and three-year fixed-rate accounts with a minimum balance of $2,000, with the rate based on three-year U.S. Treasury Note. The rates adjust quarterly.

      The Bank intends to continue to emphasize retail deposits, including checking, certificates of deposit, savings accounts and IRAs. The Bank had no brokered certificates of deposit as of December 31, 1996. Institutional jumbo certificates of deposit may be solicited on a limited basis. As of December 31, 1996, the Bank had $36.9 million of Colorado State Deferred Compensation Funds in deposit accounts. State employees can open accounts at the Bank and deposit deferred compensation funds.

      The Bank pays interest rates on its certificate accounts that are competitive in its market, but does not attempt to pay the highest rates in its market area. Interest rates on deposits are set bi-weekly by the Bank's division managers committee, which consists of the Bank's seven senior officers, based on a combination of factors including: (i) the previous week's deposit flows by product; (ii) a current survey of a selected group of competitors' products of similar term and type; (iii) current yields on U.S. Treasury offerings with terms similar to the Bank's products; (iv) new account activity during the previous week; (v) overall cost of deposits; (vi) external data that may influence interest rates, including securities markets trends, the policy of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and federal government releases of statistics on national economic performance, inflation, and money supply; (vii) investment opportunities and loan demand; and
(viii) schedule of maturities by term.

      Deposit Portfolio. Deposits in the Bank as of December 31, 1996, were represented by various types of savings programs described below. % of Interest Minimum Balance Total Category Term Rate Amount (In Thousands) Deposits



NOW accounts            None                  1.97%        $100      $  110,294      9.71%
Regular savings         None                  2.71          100          92,945       8.18
Money market accounts   None                  4.17          100         221,824      19.53
Noninterest deposits    None                    --          100          46,544       4.10

Certificates of
  deposit:
Fixed term, fixed rate  1 - 3 months          4.42          500          10,063       0.89
Fixed term, fixed rate  4 - 6 months          4.93          500          56,941       5.01
Fixed term, fixed rate  7 - 12 months         5.27          500         178,500      15.71
Fixed term, fixed rate  13 - 24 months        5.53          500         191,235      16.84
Fixed term, fixed rate  25 - 36 months        5.88          500          53,923       4.75
Fixed term, fixed rate  37 - 48 months        5.07          500          23,373       2.06
Fixed term, fixed rate  49 - 120 months       6.01          500          98,064       8.63
Fixed term, variable
  rate                  25 - 36 months        6.12          500          44,022       3.88
Jumbo certificates                            5.24      100,000           8,095       0.71
                                                                     ----------    -------
Total                                                                $1,135,823     100.00%
                                                                     ==========    ======


      Time Deposits by Rate and Time Maturity. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                             As of December 31,
                                   ----------------------------------------
                                     1994           1995            1996
                                   ----------     -----------    ----------
                                             (In Thousands)
Weighted Average Rate
   2.01 -  3.00%.............      $   1,665      $       4      $       4
   3.01 -  4.00%.............        122,603         12,942             --
   4.01 -  5.00%.............        142,843        144,416        138,716
   5.01 -  6.00%.............        171,346        327,268        401,190
   6.01 -  7.00%.............         98,961        130,147        123,116
   7.01 -  8.00%.............         18,829         11,911            248
   8.01 -  9.00%.............            904            875            622
   9.01 - 10.00%.............            809            665            314
  10.01 - 11.00%.............            627             --             --
  11.01 - 12.00%.............            419             --             --
  12.01% or more.............              5              5              6
                                    --------       ---------      --------
    Total....................       $559,011       $628,233       $664,216
                                    ========       ========       ========

      Time Deposit Maturity Schedule. The following table sets forth by various rate categories the amount and the periods to maturity of the Bank's certificate accounts outstanding as of December 31, 1996.


                                              As of December 31, 1996
                                                 Amount Due Within
                         -----------------------------------------------------------------
                          Less than                               Greater than
                           1 Year      1-2 Years      2-3 Years      3 Years         Total
                         ----------    ---------      ---------    -----------     -------
                                                    (In Thousands)

Weighted Average Rate
  2.01 - 3.00%.......     $      --    $      --      $      --       $      4     $       4
  3.01 - 4.00%.......            --           --             --             --            --
  4.01 - 5.00%.......        97,787       37,095          3,734            100       138,716
  5.01 - 6.00%.......       234,247      128,400         17,114         21,429       401,190
  6.01 - 7.00%.......        75,483       13,084          1,152         33,397       123,116
  7.01 - 8.00%.......            91           60             14             83           248
  8.01 - 9.00%.......             7           95            520             --           622
  9.01 - 10.00%......            --           --            314             --           314
  10.01 or more......            --           --             --              6             6
                            -------      -------         ------         ------       -------
    Total............     $ 407,615    $ 178,734      $  22,848      $  55,019    $  664,216
                            =======      =======         ======         ======       =======




      Jumbo Certificate Maturities. The following table indicates as of December 31, 1996, the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.

Maturity Period                        Balance
---------------                        -------
                                    (In Thousands)

Three Months or Less.........           $4,057
Three Through Six Months.....            2,050
Six Through Twelve Months....            1,390
Over Twelve Months...........              598
                                         -----
Total........................           $8,095
                                         =====

      Deposit Flow. The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                              Balance at    Percent  Balance at   Percent   Increase  Balance at   Percent  Increase
                                              December 31,    of     December 31,   of     (Decrease) December 31   of    (Decrease)
                                                 1994      Deposits     1995     Deposits   1994-1995    1996     Deposits 1995-1996
                                              ------------ --------  ----------- ---------  --------- ----------- --------- --------
                                                                                     (In Thousands)

Noninterest bearing deposits ................$   40,286      3.95%   $   45,393     4.20% $  5,107  $   46,544     4.10% $  1,151
NOW, Super NOW, and other transaction
  accounts...................................    99,093      9.73       100,077     9.26       984     110,294     9.71    10,217
Money Market deposit accounts ...............   225,191     22.10       214,486    19.85   (10,705)    221,824    19.53     7,338
Regular savings accounts ....................    95,106      9.34        92,100     8.53    (3,006)     92,945     8.18       845
Less than 7 month fixed rate, fixed
  maturity deposits..........................    67,110      6.59        70,868     6.56     3,758      67,004     5.90    (3,864)
7 - 12 month fixed rate, fixed maturity
  deposits...................................   165,136     16.21        98,139     9.08   (66,997)    178,500    15.72    80,361
13 - 36 month fixed rate, fixed maturity
  deposits...................................   171,218     16.81       271,949    25.18   100,731     245,158    21.58   (26,791)
13 - 36 month variable rate, fixed maturity
  deposits...................................    69,381      6.81        62,431     5.78    (6,950)     44,022     3.88   (18,409)
Greater than 36 month fixed rate, fixed
  maturity deposits..........................    80,017      7.86       119,491    11.06    39,474    121,437     10.69     1,946
Jumbo accounts and brokered deposits ........     6,149      0.60         5,355     0.50      (794)      8,095     0.71     2,740
                                             ----------    ------    ----------   ------  --------  ----------   ------  --------
     Total ..................................$1,018,687    100.00%   $1,080,289   100.00% $ 61,602  $1,135,823   100.00% $ 55,534
                                             ==========    ======    ==========   ======  ========  ==========   ======  ========


      Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                           Year Ended December 31,
                                                      --------------------------------------------------------------
                                                         1992          1993        1994        1995        1996
                                                         ----          ----        ----        ----        ----
                                                                              (In Thousands)

Deposits and accrued interest purchased ............  $       --   $  162,236   $      --    $      --    $     --

Deposits and accrued interest sold .................          --           --     (45,608)          --          --

Net deposits received,
   less deposits withdrawn .........................     (30,599)       1,104         (25)      18,236      11,533

Interest credited ..................................      33,752       30,975      32,537       43,366   $  44,001
                                                       ---------    ---------   ---------    ---------   ---------

Net increase (decrease) in savings deposits.........  $    3,153   $  194,315   $ (13,096)   $  61,602   $  55,534
                                                       =========    =========   =========    =========   =========

      Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings as an alternative or less costly source of funds. The Bank obtains advances from the FHLB of Topeka. See "Regulation of the Bank - Federal Home Loan Bank System." These advances are collateralized by the capital of the FHLB of Topeka stock held by the Bank and certain of the Bank's mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Topeka will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Topeka. The maximum amount of FHLB of Topeka advances to a member institution generally is reduced by borrowings from any other source. As of December 31, 1996, the Bank's FHLB of Topeka advances totalled $ 122.5 million, representing 9.4% of total liabilities. Of these advances, at December 31, 1996, $50.1 million are at a rate of 6.05% and mature in 1997, $36.4 million are at a rate of 6.17% and mature in 1998, $4.0 million are at a rate of 7.96% and mature in 1999, and $32.0 million are at a rate of 6.58% and mature in 2000. The Bank has a blanket pledge with the FHLB of Topeka and has pledged all of its stock in the FHLB and all otherwise unpledged or unencumbered federal funds sold, U.S. agency securities, certain qualifying loans, and mortgage-backed securities to secure these advances as of December 31, 1996.

      In 1988, the Bank formed a finance subsidiary, First Savings Securities Company ("FSSC"), for the sole purpose of borrowing funds through the participation in a REMIC issued by Ryland Acceptance Corporation. REMICs are bonds collateralized by mortgage-backed securities. See "- Lending Activities - Mortgage-Backed and Asset-Backed Securities" for a more detailed discussion of REMICs and the risks related thereto. The original amount borrowed through the REMIC bond on March 1, 1988 and the amounts outstanding as of December 31, 1996 were $22.0 million and $5.0 million, respectively. The REMIC bonds, which have a fixed rate of interest of 8.75%, were secured by mortgage-backed securities with carrying and market values of $5.6 million and $5.8 million, respectively, as of December 31, 1996. The original bonds were scheduled to retire as follows: $11.9 million in 2005, $2.4 million in 2007, $6.3 million in 2011 and $1.4 million in 2019; however, the actual timing of the retirement of the REMIC bonds is dependent upon mortgage prepayments and reinvestment rates. The increased retirement of the REMIC bonds is due to accelerated prepayments of the underlying mortgage-backed securities collateral due to the decrease in market interest rates. Unamortized bond issue costs amounted to $176,000 as of December 31, 1996. See Note 12 of Notes to Consolidated Financial Statements.

      As of December 31, 1996, the Bank had unsecured lines of credit in place with two commercial banks located in Colorado through which the Bank may borrow a total of $8.0 million. The Bank utilizes these lines of credit to buy federal funds in order to meet its short term liquidity needs. Longer term arrangements for funds can be made with these banks, if needed, on a secured basis.

      The Bank has also borrowed funds in the past through the use of reverse repurchase agreements, although it did not have any such borrowings outstanding during the fiscal years ended December 31, 1994, 1995, and 1996.

      The following tables set forth certain information regarding borrowings by the Bank.


                                                 As of December 31,
                                        ---------------------------------------
                                        1994           1995            1996
                                        ----           ----            ----

Weighted average rate paid on:
  FHLB advances..................       5.662%         6.549%          6.285%
  REMIC issued...................       8.750          8.750           8.750
  ESOP loan......................       9.000          8.500 (1)       8.750 (1)
  Loan from Company (1)..........          --          5.540           6.120


                                                                                   During the Year Ended December 31,
                                                                                   ----------------------------------
                                                                                     1994       1995        1996
                                                                                   --------   --------    ---------
                                                                                           (In Thousands)
Maximum amount of borrowings outstanding
  at any month end during the period:
  FHLB advances ................................................................   $143,578   $171,726    $138,415
  REMIC issued .................................................................      9,959      6,743       5,543
  ESOP loan ....................................................................        729     13,404(1)   13,404(1)
  Loan from Company (1) ........................................................         --     52,100      52,100

Maximum  amount  of  short-term  borrowings  outstanding  at any  month end with respect to:
  FHLB advances ................................................................     80,594     77,555      66,005


---------------------
      (1)     Payable to the Company.

Subsidiaries and Joint Venture Activity

      The Company has one wholly owned subsidiary, the Bank. The Bank has three wholly owned subsidiary corporations, First Savings Insurance Corporation ("FSIC"), First Savings Insurance Services ("FSIS") and First Savings Securities Corporation ("FSSC"). The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1996, the Bank was authorized to invest up to approximately $30.3 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of December 31, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporations was $3.0 million.

      First Savings Investment Corporation. The Bank's largest service corporation is FSIC, with total assets of $2.4 million as of December 31, 1996. The principal activities of this service corporation are investing in delinquent real estate tax certificates, land development, and equity ownership of real property. The Bank is in the process of liquidating this service corporation in an orderly manner, which will take place over several years. Assets that remain are as follows:

      (1) Approximately $6,000 in a real estate tax certificate. This real estate tax certificate is issued by the County Treasurer of Denver County in the State of Colorado acting under authority of the statutes of Colorado and represents unpaid taxes on real estate properties auctioned off by the County Treasurer. During the fiscal years ended December 31, 1994, 1995, and 1996, net income from tax certificates and the resulting deeds to the underlying property was $453,000, $0, and $0, respectively. Because the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") generally prohibits savings associations from making investments not permitted to be made by national banks, the OTS prohibited any further investment in these real estate tax certificates. FSIC has purchased no additional tax certificates in the past four years, and at present has no plans to make additional purchases.

      (2) In the land development area, FSIC still owns nine single family home sites in Brighton, Colorado, with a net investment as of December 31, 1996 of $40,000. Due to the area's depressed real estate market in the past, these sites had declined in value and FSIC has reserved $78,000 to reflect market conditions.

      (3) FSIC also owns 27 apartment units in Louisville, Colorado. These units are all rented and the Bank will hold these units as investment property.

      (4) In March 1995, 80,000 square feet of land with a book value of $1.2 million, located adjacent to the main office of the Bank, was transferred from the Bank to FSIC. This land is leased to General Mills Restaurant Group for the operation of an Olive Garden Restaurant, which opened in April 1995.

      The Bank's net equity investment in FSIC as of December 31, 1996 was $2.2 million.

      First Savings Insurance Services. FSIS is a Colorado corporation which in the past has been a full-service insurance agency. FSIS sold its casualty insurance business in 1989, and now specializes in health, life and credit life insurance. Beginning in the second half of 1994, FSIS began offering mutual funds and annuity products. The Bank's net equity investment in FSIS at December 31, 1996 was $171,000.

      First Savings Securities Company. FSSC is a California corporation formed expressly to participate in a REMIC issue by Ryland Acceptance Corporation (see "- Borrowings"). As of December 31, 1996, the Bank had $5.0 million of borrowings outstanding through the REMIC issue, which was secured by $5.6 million of mortgage-backed securities. As of December 31, 1996, the FSSC had $5.7 million in assets and a deficit of $890,000. FSSC plans no other activities in the immediate future.

      Under the OTS risk-based capital regulations, a savings association's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank must be deducted from the institution's capital. Because a national bank is not permitted to engage in real estate acquisition and development, and the OTS has informed the Bank that investments in tax certificates are not permissible for national banks, the Bank's investment in and loans to FSIC must be deducted from the Bank's capital in calculating the minimum required capital ratios. As of December 31, 1996, the Bank's investments in and loans to subsidiaries required to be deducted from its regulatory capital pursuant to this rule were $2.0 million, all of which consisted of investments and loans to FSIC.

Personnel

      As of December 31, 1996, the Bank had 289 full-time employees and 152 part-time employees, including 25 part-time security employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

      Federal Securities Law. The Company is subject to filing and reporting requirement by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, Common Stock held by persons who are affiliates (generally officers, directors, and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various state and federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

      Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1996, amounted to approximately $9.4 million.

      Included in that expense, the Bank recorded what it believes is a one-time assessment of approximately 65.7 basis points on every $100 of deposits based on the Bank's deposits at March 31, 1995 for a cost of approximately $4.3 million (net of taxes). Future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.065. Based upon the Bank's deposits as of December 31, 1996, the Bank's deposit insurance expense would decrease by approximately $1.1 million per year after taxes. Management of the Bank is unable to predict whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement. See "- Net Portfolio Value."

      As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1996:

                                                      Percent of
                                                       Adjusted
                                          Amount        Assets
                                          ------      ----------
                                          (Dollars in Thousands)
Tangible Capital:
Regulatory requirement............       $ 22,625        1.50%
Actual capital....................        178,976        11.87
                                          -------        -----
      Excess......................       $156,351       10.37%
                                          =======       =====

Core Capital:
Regulatory requirement............       $ 45,333        3.00%
Actual capital....................        181,733        12.03
                                          -------        -----
      Excess......................       $136,400        9.03%
                                          =======       =====

Risk-Based Capital:
Regulatory requirement............       $ 61,643        8.00%
Actual capital....................        183,728        23.84
                                          -------        -----
      Excess......................       $122,085       15.84%
                                          =======       =====

      Net Portfolio Value. The OTS requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Bank's interest rate sensitive policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

      An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution.

      The following table presents the Bank's NPV at December 31, 1996, as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

Change in Interest
Rates in Basis Points
  (Rate Shock)(1)            Net Portfolio Value            NPV as % of Assets
  ---------------     --------------------------------     --------------------
                    $ Amount    $ Change      % Change      NPV Ratio     Change
                      ------      ------        ------      ---------     ------
                                 (Dollars in Thousands)
+400 bp              113,259     -95,366           -46 %        7.97%    -559 bp
+300 bp              139,840     -68,786           -33          9.62     -394 bp
+200 bp              165,802     -42,824           -21         11.17     -239 bp
+100 bp              189,634     -18,991           - 9         12.53     -103 bp
0  bp                208,626          --            --         13.56       --
-100 bp              223,349      14,724           + 7         14.32     + 76 bp
-200 bp              233,519      24,893           +12         14.82     +126 bp
-300 bp              242,213      33,587           +16         15.22     +166 bp
-400 bp              253,713      45,088           +22         15.77     +221 bp

---------------
(1) Denotes rate shock used to compute interest rate risk capital component.


                                                                    As of
                                                                 December 31,
                                                                    1996
                                                                 ------------
RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets.....     13.56%
Exposure Measure:  Post-Shock NPV Ratio ......................     11.17%
Sensitivity Measure:  Change in NPV Ratio ....................      -239 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present Value of Assets.................     -2.78%
Interest Rate Risk Capital Component .........................  $6.0 million

      Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

      While the OTS has deferred for the present time the date on which the Bank is subject to the interest rate risk component reduction discussed above, the Bank remains subject to interest rate risk and, as can be seen above, rising interest rates will reduce the Bank's NPV.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

      Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 97.1% of its assets invested in QTIs.

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Loans to One Borrower.  See "Lending Activities - Loans to One Borrower."

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Federal law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered system. The Bank received an "outstanding" rating as a result of its last evaluation in June 1996.

      Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Company and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

      The Bank's authority to extend credit to its officers, directors, and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variation, apply Regulation O to savings associations.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1996, the Bank's required liquid asset ratio is 5%.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $9.6 million in FHLB stock, which was in compliance with this requirement.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1996, the Bank was in compliance with the applicable reserve requirements.

Federal and State Taxation

      The  Company  and the Bank report  their  income on a calendar  year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's reserve for bad debts discussed below. The Company and its subsidiaries, including the Bank, anticipate filing a consolidated federal income tax return. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which such distributions occur. However, based upon the best interests of the Company, the Bank, stockholders, and other conditions, the Company may elect not to file consolidated returns.

      Prior to certain changes to the Internal Revenue Code ("Code") in 1996, thrift institutions enjoyed a tax advantage over banks with respect to determining additions to their bad debt reserves. All thrift institutions, prior to 1996, were generally allowed a deduction for an addition to their reserve for bad debts. In contrast, only "small banks" (defined as institutions where the average adjusted bases of all assets of such institution equals $500 million or less) were allowed a similar deduction for additions to their bad debt reserves. In addition, while small banks were only allowed to use the experience method in determining their annual addition to a bad debt reserve, all thrift institutions generally enjoyed a choice between (i) the percentage of taxable income method and, (ii) the experience method, for determining the annual addition to their bad debt reserve.

      The Code was revised in August 1996 to equalize the taxation of thrift institutions and banks, effective for taxable years beginning after December 31, 1995. All thrift institutions are now subject to the same provisions as banks with respect to deductions for bad debt. Now, only thrift institutions that are treated as small banks may continue to account for bad debts under the reserve method; however such institutions may only use the experience method for determining additions to their bad debt reserve. Thrift institutions that are not treated as small banks may no longer use the reserve method to account for their bad debts but must alternatively use the specific charge-off method. Under the Code, the Bank is not considered to be a small bank and therefore the Bank must change its method of accounting for bad debts to the specific charge off method.

      The revisions to the Code in 1996 also provided that all thrift institutions must generally recapture any "applicable excess reserves" into their taxable income, over a six year period beginning in 1996; however, such recapture may be delayed up to two years if a thrift institution meets a "residential loan requirement." Generally, a thrift institution's applicable excess reserves equals the excess of (i) the balance of its bad debt reserves as of the close of its taxable year beginning before January 1, 1996, over (ii) the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988 ("pre-1988 reserves"). The Bank will be required to recapture $7.5 million into its taxable income; however, the Bank expects to meet the residential loan requirement to delay such recapture for the taxable years ending December 31, 1996 and 1997.

      In addition, all thrift institutions must continue to keep track of their pre-1988 reserves because this amount remains subject to recapture in the future under the Code. A thrift institution, such as the Bank, would generally be required to recapture into its taxable income its pre-1988 reserves in the case of certain excess distributions to, and redemptions of, shareholders (e.g., stock repurchases). The balance of the Bank's pre-1988 reserves approximates $12.0 million.

      In addition to their regular federal income tax liability, corporations are also subject to an alternative minimum tax. The corporate alternative minimum tax rate is 20%. The tax is applied on "alternative minimum taxable income" ("AMTI") which includes: (1) 100% of the excess of a savings association's bad debt deduction over the amount allowable under the experience method; (2) 75% of the excess of the "adjusted current earnings" of the Company over the AMTI; and (3) interest on certain tax-exempt bonds.

      The Revenue Reconciliation Act of 1993 added a new Section 475 to the Code. Section 475 is a new mark-to-market tax law, that is different from the accounting mark-to-market SFAS No. 115. The term "securities" in the Code includes not just traditional debt and equity securities, but mortgages as well. For tax purposes, institutions were required to identify which securities qualified for an exemption by October 31, 1993. A financial institution is subject to a mark-to-market rule if its activities bring it within the definition of a dealer in securities under Section 475(c)(1) of the Code.

      Non-thrift members are not subject to the special federal tax provisions for savings associations described above. The Department of Treasury issued a regulation effective for taxable years ended after November 30, 1982 requiring savings associations which file consolidated income tax returns to reduce proportionately their bad debt deductions for tax losses incurred by (functionally related) non-thrift members of the consolidated group.

      The State of Colorado has a corporate income tax which subjected the Bank's Colorado taxable income to tax at a 5.0% rate for the calendar year ended December 31, 1995 and a 5.0% rate for the calendar year ended December 31, 1996. Colorado taxable income is computed by applying certain modifications (e.g., state income tax deduction, interest on U.S. government securities, etc.) to federal taxable income.

      The IRS recently completed an examination of the Bank's Federal income tax returns for tax years ending 1985 through 1990. The Bank had made an advance payment of $1.755 million to the IRS against possible deficiencies arising from this examination. In 1995, all examination issues were settled, resulting in a tax assessment of $488,000. After application of the advance payment and related interest thereon, the Bank received refunds amounting to approximately $1.4 million. The Bank has made all appropriate amendments to its prior Colorado income tax returns related to this settlement. See Note 14 of Notes to Consolidated Financial Statements.

Item 2.  Properties
-------------------

      The Bank's and the Company's executive offices are located at 215 S. Wadsworth Boulevard in Lakewood, Colorado, a suburb of Denver. The Company does not own any real property but uses the offices and facilities of the Bank from time to time. The Bank conducts its business through 26 offices, 22 of which are located in the Denver, Colorado area, and four of which are located on the Western Slope of Colorado.

      The following table sets forth the location of each of the Bank's offices, the year the office was first acquired or rented, and the net book value and square footage (excluding basement) of each office. All of the Bank's offices are owned, with the exception of the Downtown branch, the Bonnie Brae branch and the Montbello branch, all located in Denver, and the Grand Junction Mesa Mall branch, located in Grand Junction, Colorado, as noted below.

                                                      Net Book
                                     Year Facility  Value as of
                                      Opened or     December 31,     Square
        Office Location                Acquired         1996        Footage
--------------------------------      ----------       ------       -------

Main Office and Lakewood Branch:         1973        1,107,950      38,420
215 S. Wadsworth Boulevard
Lakewood, Colorado

Arvada Branch:                           1974          600,570       6,820
5805 Carr Street
Arvada, Colorado

Arvada West Branch:                      1994        1,087,860       3,811
12880 W. 64th Avenue
Arvada, Colorado

Aurora Branch:                           1972          410,640       6,820
1389 S. Havana
Aurora, Colorado

Bonnie Brae Branch(1):                   1990          174,580       1,152
750 S. University Boulevard
Denver, Colorado

Brighton Branch:                         1990          657,280      12,105
1795 Bridge Street
Brighton, Colorado

Cherry Creek Branch:                     1979          447,680       3,494
3610 E. First Avenue
Denver, Colorado

Columbine Branch:                        1976          468,950       3,494
6775 W. Ken Caryl
Littleton, Colorado

Commerce City Branch:                    1990          388,400       5,200
7326 Magnolia Street
Commerce City, Colorado

                                                      Net Book
                                     Year Facility  Value as of
                                      Opened or     December 31,     Square
        Office Location                Acquired         1996        Footage
--------------------------------      ----------       ------       -------



Delta Branch:                            1993           266,750       4,427
564 Main Street
Delta, Colorado

Downtown Branch(2):                      1983                --       3,040
216 Sixteenth Street
Denver, Colorado

Englewood Branch:                        1962           542,800       8,106
4301 S. Broadway
Englewood, Colorado

Golden Branch:                           1983           496,360       5,854
701 13th Street
Golden, Colorado

Greenwood Village Branch:                1994         1,068,150       4,748
6050 S. Holly
Englewood, Colorado

Grand Junction Branch:                   1993           524,730       6,999
130 N. Fourth Street
Grand Junction, Colorado

Grand Junction - Mesa Mall Branch(3):    1996                --       2,473
2452 Patterson Road
Grand Junction, Colorado

Heather Gardens Branch:                  1981           718,620       4,075
13781 E. Yale Avenue
Aurora, Colorado

Highlands Ranch Branch:                  1987         1,728,360      11,108
7120 E. County Line Road
Highlands Ranch, Colorado

Louisville Branch:                       1978           469,410       3,500
865 S. Boulder Road
Louisville, Colorado

Montbello Branch(4):                     1995         55,570(5)       1,300
4850 Chambers Road
Denver, Colorado

Montrose Branch:                         1995         1,329,440       3,811
1105 S. Townsend
Montrose, Colorado

North Denver Branch:                     1954           290,640       6,800
3460 W. 38th Avenue
Denver, Colorado

                                                      Net Book
                                     Year Facility  Value as of
                                      Opened or     December 31,     Square
        Office Location                Acquired         1996        Footage
--------------------------------      ----------       ------       -------


Smoky Hill Branch:                       1994         1,148,360       3,811
16778 Smoky Hill Road
Aurora, Colorado

South Denver Branch:                     1989         1,752,820       5,638
2050 S. Downing
Denver, Colorado

Thornton Branch:                         1995         1,074,940       3,811
12080 Colorado Boulevard
Thornton, Colorado

Westminister Branch:                     1991           905,540       3,656
9150 N. Sheridan
Westminister, Colorado


------------------------
(1) The Bank owns the building and improvements at this location but leases the land. The land lease runs until April 1, 2000 for rent of $800 per month. There are two five-year options to extend the term at a market rate to be negotiated.
(2) Leased branch with original lease term to expire in March 1998, and 4 five-year options to extend term at market rate. Current rent on the branch office is $6,856 per month.
(3) Leased branch with original term to expire in November 2000, and five five-year options to extend the term at market rate. Current rent is $2,567 per month.
(4) Leased Branch with original lease term to expire in December 1997, and five three-year options to extend term at market rate. Current rent on the branch office is $625 per month.
(5)   Unamortized leasehold improvements.


      The Bank opened three additional offices in the Denver market area during the year ended December 31, 1994, two additional offices during the year ended December 31, 1995, and one additional office in the year ended December 31, 1996.

      The Bank owns several properties adjoining its existing facilities which it is holding for possible future expansion. These are included in office properties on the Bank's financial statements and, as of December 31, 1996, amounted to $700,000. The Bank and its service corporation, FSIC, own several properties on the corner of Alameda and Wadsworth, and Alameda and Yarrow, adjoining the main office in Lakewood, Colorado. These consist principally of a
1.5 acre vacant site, known as 280 S. Yarrow, and a property to the east of this and directly south of the main office, consisting of approximately 100,000 square feet of land. Eighty thousand square feet of this land was leased in 1994 to General Mills Restaurant Group for the operation of an Olive Garden Restaurant, which opened in April 1995. To the east of the land are two smaller properties on sites of about 10,000 square feet each. These lots and improvements are leased. In February 1996, the Bank purchased a site in Highlands Ranch for the purpose of constructing a new branch office. The Bank also leases space to tenants at many of its office locations. Net rental income from unaffiliated tenants, including tenants renting property held for development of future branch offices, is immaterial.

      The Bank performs its own data processing through its data processing department located in its main office and utilizes several hardware platforms and a combination of internally developed and purchased software systems. The net book value of this data processing equipment as of December 31, 1996 was $628,000. The Bank expects to incur significant additional expenses for data processing equipment during the next three years in order to expand capacity and improve services. The cost of this equipment, which is expected to be approximately $4.0 million, will significantly add to the Bank's non-interest expense as the equipment is depreciated. As of December 31, 1996, the net book value of land, buildings, furniture, and equipment owned by the Bank and the Company, less accumulated depreciation and amortization totalled $22.9 million. See Note 9 of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings
--------------------------

      In the normal course of business, the Company is involved in various legal actions arising from its lending and collection activities. In the opinion of management, the outcome of these legal actions will not significantly affect the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

      The information contained under the sections captioned "Corporate Information" and "Additional Stockholder Information" in the Company's Annual Report to Stockholders for the Year ended December 31, 1996 ("Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The information  contained in the table captioned  "Selected  Consolidated
Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion of 1996 Results" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held April 30, 1997 ("Proxy Statement") is incorporated herein by reference. For information regarding the executive officers of the Company, see "Part I - Item 1. Business - Executive Officers of the Company."

      Because the Common Stock of the Company is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"), the executive officers and directors of the Company and beneficial owners of greater than 10% of the Bank's Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission ("SEC") disclosing changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director, or 10% beneficial owner of the Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, one director of the Company failed to file such ownership reports on a timely basis during the fiscal year ended December 31, 1996.

Item 11.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  Item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this Item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this Item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

1.    Independent Auditors' Report

2.    Consolidated Financial Statements of First Colorado Bancorp, Inc.

      (a) Consolidated Statements of Financial Condition -- December 31, 1995 and 1996

      (b) Consolidated Statements of Operations -- Years ended December 31, 1994, 1995, and 1996

      (c) Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1994, 1995, and 1996

      (d) Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1995, and 1996

      (e)   Notes to Consolidated Financial Statements

      All  schedules  have been  omitted as the required  information  is either
      inapplicable   or  included  in  the  Notes  to   Consolidated   Financial
      Statements.

3.    (a)   Exhibits

            3(i)  Articles of Incorporation of First Colorado Bancorp, Inc.*

            3(ii) Bylaws of First Colorado Bancorp, Inc.*

            4.1   Stock Certificate of First Colorado Bancorp, Inc.*

            4.2   Preferred Share Purchase Rights Agreement**
            10.1  Severance Agreement with Malcolm E. Collier, Jr.***

            10.2  Form of Severance Agreement with Key Officers

            10.3  1992 Stock Option Plan

            10.4  1992 Management Recognition Plan

            10.5  1996 Stock Option Plan

            10.6  1996 Management Stock Bonus Plan

            11    Statement  regarding  computation  of per share  earnings (See
                  Note 1- "Earnings Per Share" of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders included as Exhibit 13 hereto.)

            13 Annual Report to Stockholders for the fiscal year ended December 31, 1996

            21 Subsidiaries of the Registrant (Incorporated by reference to "Item I - Subsidiary Activities.")

            23    Consent of KPMG Peat Marwick LLP

            27    Financial Data Schedule ****


      (b)         Reports on Form 8-K

                  None

---------------
* Incorporated by reference to the Registration Statement on Form S-1 (file no. 33-97228) declared effective by the SEC on November 13, 1995.
** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on July 25, 1996.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
****  Filed electronically only.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST COLORADO BANCORP, INC.



Date: March 27, 1997                        By:/s/Malcolm E. Collier, Jr.
                                               --------------------------
                                               Malcolm E. Collier, Jr.
                                               President, Chairman of the Board,
                                                and Chief Executive Officer
                                               (Duly Authorized Representative)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/Brian L. Johnson                   By:/s/Malcolm E. Collier, Jr.
      -----------------------------------      ---------------------------------
      Brian L. Johnson                         Malcolm E. Collier, Jr.
            Vice President and Treasurer       President, Chairman of the Board,
      (Principal Financial and Accounting        and Chief Executive Officer
         Officer)                              (Principal Executive Officer)

      Date: March 27, 1997                     Date: March 27, 1997




By:   /s/Robert W. Richards                 By:/s/Leeon E. Hayden
      -----------------------------------      --------------------------------
      Robert W. Richards                       Leeon E. Hayden
      Director                                 Director

      Date: March 27, 1997                     Date: March 27, 1997




By:   /s/John J. Nicholl                    By:/s/E. William Foerster, Jr.
      -----------------------------------      --------------------------------
      John J. Nicholl                          E. William Foerster, Jr.
      Director                                 Director

      Date: March 27, 1997                     Date: March 27, 1997

By:   /s/Stephen Burkholder                 By:/s/Robert T. Person, Jr.
      ----------------------------------       --------------------------------
      Stephen Burkholder                       Robert T. Person, Jr.
      Director                                 Director

      Date: March 27, 1997                     Date:  March27, 1997




By:   /s/James R. Wexels                    By:/s/Polly Baca
      ----------------------------------       --------------------------------
      James R. Wexels                          Polly Baca
      Director                                 Director

      Date: March 27, 1997                     Date: March 27, 1997