Form 10-Q
period 1997-03-31
FIRST COLORADO BANCORP INC
filed 1997-05-08
CIK 1001287

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 X   ACT OF 1934
---

     For the Quarterly Period Ended March 31, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES X EXCHANGE ACT OF 1934
---

               For the transition period from            to
                                              ----------    ----------

                                   Commission File Number:  0-27126
                                                            --------

                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Colorado                                          84-1320788
--------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

215 S. Wadsworth Blvd., Lakewood, CO                          80226
--------------------------------------------         ------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:     (303) 232-2121
                                                        --------------

                                       N/A
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes    X       No
                                                             -----        -----

                  Number of shares outstanding of common stock
                              as of April 30, 1997

$0.10 Par Value Common Stock                              16,561,425
-----------------------------                         ------------------
         Class                                        Shares Outstanding

                          FIRST COLORADO BANCORP, INC.

                                      INDEX


                                                                    Page Number
                                                                    -----------

PART I -      CONSOLIDATED FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition
              at March 31, 1997 (unaudited) and
              December 31, 1996                                           1

              Consolidated Statements of Operations for the
              Three Months Ended March 31,
              1997 and 1996 (unaudited)                                   2

              Consolidated  Statements  of  Stockholders'  Equity
              for the Period from January 1, 1995 to December 31,
              1996, and for the Period from January 1, 1997 to
              March 31, 1997 (unaudited)                                  3

              Consolidated Statements of Cash Flows
              for the Three Months Ended March 31,
              1997 and 1996 (unaudited)                                   4 - 6

              Notes to Consolidated Financial Statements                  7 - 8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9 - 15


   PART II -  OTHER INFORMATION                                           16

   SIGNATURES                                                             17

   EXHIBIT

                   First Colorado Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                           As of
                                              ----------------------------------
                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------
                                                 (unaudited)
Assets
Cash and due from banks                         $   18,980           21,449
Federal funds sold and other                         7,072           27,783
interest-earning assets
Investment securities:
   Held-to-maturity                                 74,990           61,642
   Available-for-sale                                6,063           11,099
Mortgage-backed and other asset-backed
 securities, net:
   Held-to-maturity                                258,728          273,602
   Available-for-sale                                7,471            7,687
Loans receivable, net                            1,086,026        1,061,524
Accrued interest receivable                          8,725            8,059
Office properties and equipment, net                22,952           22,930
Federal Home Loan Bank stock                         9,710            9,554
Real estate owned                                    1,629            1,457
Other assets                                         7,168            7,302
                                                ----------       ----------
   Total assets                                 $1,509,514        1,514,088
                                                ==========       ==========

Liabilities
Deposits                                         1,154,455        1,135,823
Advances from Federal Home Loan Bank               127,215          122,515
Other borrowed money                                 4,897            5,009
Advances by borrowers for taxes and insurance        4,791            8,312
Accrued income taxes                                 7,380            5,118
Other liabilities                                   18,687           20,687
                                                ----------       ----------
   Total liabilities                            $1,317,425       $1,297,464

Stockholders' Equity
Common stock, $0.10 par value (50,000,000
  shares authorized; 20,134,256 issued at
  March 31, 1997 and December 31, 1996;
  16,555,197 and 18,184,108 shares
  outstanding at March 31, 1997 and December
   31, 1996, respectively)                           2,013            2,013
Additional paid-in capital                         151,765          151,581
Treasury stock (3,579,059 and 1,950,148
  shares, respectively, at cost)                   (56,812)         (28,957)
Unearned ESOP shares                               (12,063)         (12,063)
Unearned MRP/MSBP shares                            (3,929)          (3,929)
Net unrealized gain (loss) on securities
  available for sale (net of tax effect)               342              365
Retained earnings, partially restricted            110,773          107,614
                                                ----------       ----------
   Total stockholders' equity                      192,089          216,624
                                                ----------       ----------

   Total liabilities and stockholders' equity   $1,509,514        1,514,088
                                                ==========       ==========

                   First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
          (Dollars in Thousands, except per share amounts) (unaudited)

                                       For the three months ended
                                     March 31, 1997   March 31, 1996
                                     --------------   --------------

Interest income:
   Loans                               $    21,066       18,617
   Mortgage-backed securities                4,354        4,763
   Investment securities                     1,205        1,376
   Other                                        90          769
                                       -----------   ----------
     Total interest income                  26,715       25,525
                                       -----------   ----------

Interest expense:
   Deposits                                 12,396       11,910
   Borrowed funds                            2,071        2,098
                                       -----------   ----------
     Total interest expense                 14,467       14,008
                                       -----------   ----------

Net interest income                         12,248       11,517

Provision for loan losses                      219          230
                                       -----------   ----------
Net interest income after provision
  for loan losses                           12,029       11,287
                                       -----------   ----------

Noninterest income:
   Fees and service charges                  1,198        1,148
   Gain (loss) on sale of loans, net            36         (121)
   Net income from real estate                  51          129
    operations
   Rental income                                49           39
                                       -----------   ----------
     Total noninterest income                1,334        1,195
                                       -----------   ----------

Noninterest expense:
   Compensation                              3,213        2,718
   Occupancy                                   941          929
   Provision (credit) for losses on
    real estate owned                           19          (26)
   Professional fees                           180          197
   Advertising                                 202          257
   Printing, supplies and postage              294          275
   FDIC premiums                               178          618
   Other, net                                  657          660
                                       -----------   ----------
     Total noninterest expense               5,684        5,628
                                       -----------   ----------

Earnings before income taxes                 7,679        6,854

Income tax expense                           2,864        2,517
                                       -----------   ----------

Net earnings                           $     4,815        4,337
                                       ===========   ==========

Fully diluted earnings per share       $      0.29         0.23
                                       ===========   ==========

Fully diluted shares outstanding        16,417,173   19,075,299
                                       ===========   ==========

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Period from January 1, 1995 to March 31, 1997
        (Activity for the Three Months Ended March 31, 1997 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)


                                                                                                                          Common
                                                  Common Stock             Common Stock                   Additional       Stock
                                                 $1.00 par value         $0.10 par value                   Paid-in       Treasury
                                               Shares         Amount         Shares          Amount        Capital        Shares
                                               ------         ------         ------          ------        -------        ------
Balance, January 1, 1995                      6,331,622    $     6,332           --      $      --          18,151           --

Exercise of employee stock options               39,515             40           --             --             224           --
Payment of ESOP liability                          --             --             --             --            --             --
Contribution by First Savings
  Capital, M.H.C                                   --             --             --             --              31           --
Exchange of common stock                     (6,371,137)        (6,372)     6,619,539            662         5,710           --
Common stock issued for cash, net of
  offering costs                                   --             --       12,063,419          1,206       116,414           --
Common stock issued to ESOP for note
  receivable                                       --             --        1,340,379            134        13,270           --
Employees' vesting in MRP                          --             --             --             --             224           --
Dividends declared ($0.88 per share)               --             --             --             --            --             --
Reversal of dividends previously waived
  by First Savings Capital, M.H.C                  --             --             --             --          (4,187)          --
Change in net unrealized gain (loss)
  on securities available for sale                 --             --             --             --            --             --
Net earnings                                       --             --             --             --            --             --
                                            -----------    -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1995                         --             --       20,023,337          2,002       149,837           --

Exercise of employee stock options                 --             --          110,919             11            78            183
Additional offering costs on common stock
  issued for cash                                  --             --             --             --            (175)          --
Payment of ESOP liability                          --             --             --             --            --             --
Common stock purchased by MSBP                     --             --             --             --            --             --
Employees' vesting in ESOP/MRP/MSBP                --             --             --             --           1,841           --
Purchase of Treasury stock                         --             --       (1,950,148)          --            --          (29,140)
Dividends declared ($0.325 per share)              --             --             --             --            --             --
Change in net unrealized gain (loss) on
  securities available for sale                    --             --             --             --            --             --
Net earnings                                       --             --             --             --            --             --
                                            -----------    -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1996                         --             --       18,184,108          2,013       151,581        (28,957)

Exercise of employee stock options                 --             --           14,939           --            (179)           212
Employees' vesting in ESOP/MRP/MSBP                --             --             --             --             363           --
Dividends declared ($0.10 per share                --             --             --             --            --             --
Purchase of Treasury stock                         --             --       (1,643,850)          --            --          (28,067)
Change in net unrealized gain (loss) on
  securities available-for-sale                    --             --             --             --            --             --
Net earnings                                       --             --             --             --            --             --
                                            -----------    -----------    -----------    -----------   -----------    -----------
Balance, March 31, 1997                     $      --      $      --      $16,555,197        $2,013    $   151,765     $  (56,812)
                                            ===========    ===========    ===========    ===========   ===========    ===========




                                                                        Unrealized
                                                               MRP/    Gain (Loss)
                                              Unearned         MSBP    on Securities
                                                 ESOP         Contra     Available    Retained
                                               Shares         Account    For Sale     Earnings       Total
                                              ---------      ---------  ---------    ---------    ---------
Balance, January 1, 1995                         (446)         (258)      (1,370)      85,605        108,014

Exercise of employee stock options               --              --           --           --            264
Payment of ESOP liability                         446            --           --           --            446
Contribution by  First Savings
  Capital, M.H.C                                 --              --           --           --             31
Exchange of common stock                         --              --           --           --           --
Common stock issued for cash, net of
  offering costs                                 --              --           --           --        117,620
Common stock issued to ESOP for note
  receivable                                  (13,404)           --           --           --           --
Employees' vesting in MRP                        --              76           --           --            300
Dividends declared ($0.88 per share)             --              --           --         (1,911)      (1,911)
Reversal of dividends previously waived
  by First Savings  Capital, M.H.C               --              --           --          4,187         --
Change in net unrealized gain
  (loss) on securities available for sale        --              --          1,316         --          1,316
Net earnings                                     --              --           --         12,638       12,638
                                             --------        --------    ---------    ---------    ---------
Balance, December 31, 1995                    (13,404)         (182)           (54)     100,519      238,718

Exercise of employee stock options               --              --           --           --            272
Additional offering costs on common stock
  issued for cash                                --              --           --           --           (175)
Payment of ESOP liability                       1,341            --           --           --          1,341
Common stock purchased by MSBP                   --              --           --           --         (3,848)
Employees' vesting in ESOP/MRP/MSBP              --             101           --           --          1,942
Purchase of Treasury stock                       --              --           --           --        (29,140)
Dividends declared ($0.325 per share)            --              --           --        (6,277)       (6,277)
Change in net unrealized gain (loss) on
  securities available for sale                  --              --            419         --            419
Net earnings                                     --              --           --        13,372        13,372
                                             --------        --------    ---------    ---------    ---------
Balance, December 31, 1996                    (12,063)       (3,929)           365     107,614       216,624

Exercise of employee stock options               --              --           --           --             33
Employees' vesting in ESOP/MRP/MSBP              --              --           --           --            363
Dividends declared ($0.10 per share              --              --           --         (1,656)      (1,656)
Purchase of Treasury stock                       --              --           --           --        (28,067)
Change in net unrealized gain (loss) on
  securities available-for-sale                  --              --            (23)        --            (23)
Net earnings                                     --              --           --          4,815        4,815
                                             --------        --------    ---------    ---------    ---------
Balance, March 31, 1997                      $(12,063)     $(3,9290)     $     342    $ 110,773    $ 192,089
                                             --------        --------    ---------    ---------    ---------

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                            For the three months ended
                                                          March 31, 1997   March 31, 1996
                                                          --------------   --------------

Cash flows from operating activities:
   Interest and dividends from loans receivable,
    mortgage-backed and other asset-backed securities,
    and investment securities                                $ 25,778        24,804
   Fees and service charges received                            1,540         1,760
   Rental income received                                          49            39
   Proceeds from sale of loans held for sale                    2,425         3,360
   Originations of loans held for sale                         (1,714)       (6,765)
   Interest paid                                               (3,311)       (3,328)
   Cash paid to suppliers and employees                        (5,950)       (5,269)
   Income taxes paid                                                0           (48)
                                                             --------       -------

     Net cash provided by operating activities               $ 18,817        14,553
                                                             ========       =======

Cash flows from investing activities:
   Proceeds from maturities of investment and
    mortgage-backed securities available for sale            $  5,000        10,000
   Proceeds from maturities of investment and
    mortgage-backed securities held to maturity                11,000        20,000
   Purchase of investment securities held to maturity         (24,340)      (45,922)
   Principal repayments of mortgage-backed and
    asset-backed securities                                    14,972        15,482
   Purchase  of  mortgage-backed  and other  asset-backed
    securities held to maturity                                     0       (35,066)
   Origination of loans receivable                            (76,130)      (95,003)
   Net decrease (increase) in customers' lines of credit       (2,518)          235
   Principal repayments of loans receivable                    52,979        68,741
   Purchase of Federal Home Loan Bank Stock                         0          (136)
   Proceeds  from  sales  of  real  estate  owned  and in
    judgment                                                      251           359
   Proceeds from sale of office properties and equipment            6             2
   Purchase of office properties and equipment                   (433)         (574)
   Other, net                                                      68            71
                                                             --------       -------

     Net cash used by investing activities                   $(19,145)      (61,811)
                                                             ========       =======


                                   (Continued)
                                       -4-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                              For the three months ended
                                                           March 31, 1997     March 31, 1996
                                                           --------------     --------------

Cash flows from financing activities:
   Net increase in deposits                                    $  7,500            3,372
   Proceeds of advances from Federal Home Loan Bank              69,900                0
   Repayment of advances from Federal Home Loan Bank            (65,200)          (7,000)
   Repayment of bonds payable and other borrowings                 (116)             (52)
   Net  decrease in advances  by  borrowers  for taxes and       (3,520)          (4,495)
     insurance
   Purchase of treasury shares                                  (28,067)               0
   Cash paid for stock offering and conversion costs                  0           (2,282)
   Net proceeds from exercised stock options                        396              162
   Dividends paid                                                (1,637)            (480)
   Other, net                                                    (2,108)           3,289
                                                               --------           ------
     Net cash used by financing activities                      (22,852)          (7,486)
                                                               --------           ------
     Net decrease in cash and cash equivalents                  (23,180)         (54,744)

Cash and cash equivalents at beginning of year                   49,232          113,670

Cash and cash equivalents at end of year                       $ 26,052           58,926
                                                               ========           ======

Reconciliation of net earnings to net cash provided
 by operating activities:
   Net earnings                                                $  4,815            4,337
   Adjustments  to  reconcile  net  earnings  to net
    cash provided by operating activities:
       Amortization   of   premiums   and   discounts
        on investments, net                                         104              383
       Gain on sale of  investment  securities  and  loans
        receivable                                                  (36)             (35)
       Amortization  of  deferred  loan   origination  fee
         income                                                    (203)            (127)
       Deferred  loan  origination  fee  income,   net  of
         deferred costs                                              78              316
       Provision for losses on loans  receivable,  federal
        funds sold, and real estate owned and in judgment           219              386
       Gain on sale of real estate owned, net                       (25)             (98)
       Stock dividends from Federal Home Loan Bank                 (156)            (132)
       Depreciation and amortization                                411              442
       Decrease in deferred income taxes                             (6)            (304)
       Interest expense credited to deposit accounts             11,132           10,679
       Amortization  of unearned  discounts  and  deferred
        income                                                      (16)             (25)
       Decrease (increase) in loans held for sale                   711           (3,405)
       Increase in accrued interest receivable                     (666)            (820)
       Increase in other assets                                    (439)             (42)
       Increase in current income taxes payable                   2,870            2,773
       Increase in other liabilities                                106              231
       Other, net                                                   (82)              (6)
                                                               --------           ------

         Net cash provided by operating activities             $ 18,817           14,553
                                                               ========           ======





                                   (Continued)
                                       -5-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                               For the three months ended
                                                             March 31, 1997  March 31, 1996
                                                             --------------  --------------

Noncash investing and financing transactions:

  Foreclosure of collateral securing loans, net of reserve       $  398              0
                                                                  =====         ======

  Decrease in net unrealized loss on securities
    available for sale, net of tax effect                        $  (23)           (59)
                                                                  =====         ======

  Deferred tax effect of change in unrealized loss on
    securities available for sale                                $  (13)           (37)
                                                                  ======        ======



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

   The Company is a Colorado stock corporation organized in September 1995 to facilitate the conversion of the Bank's holding company (formerly First Savings Capital, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, First Savings Capital, M.H.C., which had owned 66% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On December 29, 1995, the Company issued 6,619,539 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 13,403,798 shares of its common stock at a price of $10.00 per share. In 1996, the Company engaged in no significant business activity other than its ownership of the Bank's common stock.

2. Basis of Presentation - The Consolidated Statement of Financial Condition as of March 31, 1997, the Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1996, the Consolidated Statement of Stockholders' Equity for the three month period ended March 31, 1997, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1996 Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings per Share - Earnings per share for the three month periods ended March 31, 1997 and March 31, 1996 was calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Ownership Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

   See Exhibit 11.

4. Dividends - On March 19, 1997, the Company declared a 10.0(cent) per share cash dividend on the Company's common stock to shareholders of record on March 31, 1997. The cash dividend was paid on April 18, 1997.

5. Recent Accounting Pronouncements - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No.
   127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair values, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company will prospectively adopt SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

   Earnings per Share. On March 3, 1997, the FASB issued SFAS No. 128, Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share
   (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). The Mutual Holding Company previously was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization on December 29, 1995, the Mutual Holding Company was merged with and into the Bank, and the Company acquired the Bank as a wholly owned subsidiary. In connection with the Conversion and Reorganization, the Company sold 13,403,798 shares of its common stock to the public in an initial public offering and issued 6,619,539 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. As of March 31, 1997, the Company had total assets of $1.5 billion, total deposits of $1.2 billion, and stockholders' equity of $192.1 million, or 12.7% of total assets.

The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's Employee Stock Ownership Plan ("ESOP") and the portion of the net proceeds from the Offerings retained by the Company, which have been invested in a loan to the Bank and in deposits in the Bank, and in a stock repurchase program resulting in the repurchase of 3.6 million shares of Company common stock for $56.8 million. All intercompany accounts have been eliminated in the Company's consolidated financial statements.

                      COMPARISON OF FINANCIAL CONDITION AT
                      MARCH 31, 1997 AND DECEMBER 31, 1996

The total assets of the Company decreased $4.6 million, or 0.3%, from $1,514.1 million at December 31, 1996 to $1,509.5 million at March 31, 1997. This decrease is due primarily to a decrease in Fed funds sold and other interest-earning assets of $20.7 million, or 74.5%, from $27.8 million at December 31, 1996 to $7.1 million at March 31, 1997. Mortgage-backed and other asset-backed securities also decreased, from $281.3 million at December 31, 1996 to $266.2 million at March 31, 1997, a decrease of $15.1 million, or 5.4%. The decrease in both Fed funds sold and in mortgage-backed and other asset-backed securities resulted from the Bank utilizing those funds in the origination of loans receivable. Offsetting the decrease was an increase in loans receivable of $24.5 million, or 2.3%. Investment securities also increased, from $72.7 million at December 31, 1996, to $81.0 million at March 31, 1997, an increase of $8.3 million, or 11.4%, due to the Bank's decision to increase its liquidity portfolio.

As of March 31, 1997 and December 31, 1996, non-performing assets totaled $2.9 million, or 0.2% of total assets.

The increase in liabilities primarily occurred in the deposit portfolio, which increased $18.6 million, or 1.6%, from $1,135.8 million at December 31, 1996, to $1,154.4 million at March 31, 1997. Total advances from the Federal Home Loan Bank increased by $4.7 million, or 3.8%, from $122.5 million as of December 31, 1996, to $127.2 million as of March 31, 1997.

Stockholders' equity decreased $24.5 million, or 11.3%, primarily due to net earnings of $4.8 million for the three months ended March 31, 1997, being more than offset by dividends declared totaling $1.7 million and treasury stock purchases totaling $28.1 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL. Net earnings for the three months ended March 31, 1997 increased $478,000, or 11.0%, to $4.8 million from $4.3 million for the three months ended March 31, 1996. The increase was primarily due to an increase in net interest income.

NET INTEREST INCOME. Net interest income increased $731,000, or 6.3%, from $11.5 million during the three months ended March 31, 1996 to $12.2 million during the three months ended March 31, 1997. This increase was primarily due to an increase in total interest income of $1.2 million, or 4.7%, from $25.5 million for the three months ended March 31, 1996 to $26.7 million for the three months ended March 31, 1997. This increase was primarily the result of an increase in interest income on loans receivable from $18.6 million in the three months ended March 31, 1996 to $21.1 million in the three months ended March 31, 1997, due to an increase in the average portfolio balance of loans receivable, which increased $128.7 million, or 13.6%, to $1,072.9 million for the three months ended March 31, 1997, from $944.2 million for the three months ended March 31, 1996. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $409,000, or 8.6%, to $4.4 million for the three months ended March 31, 1997, from $4.8 million for the three months ended March 31, 1996, due to the decrease in the average portfolio balance of $43.0 million, or 13.6%, to $273.8 million for the three months ended March 31, 1997, from $316.8 million for the three months ended March 31, 1996. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable. Other interest income also decreased as did interest income on investment securities. Other interest income decreased $679,000, or 88.3%, from $769,000 in the three months ended March 31, 1996 to $90,000 in the three months ended March 31, 1997, due to the decrease in the average portfolio balance of $25.4 million, or 64.9%, to $13.7 million for the three months ended March 31, 1997 from $39.1 million for the three months ended March 31, 1996. Interest income on investment securities (including those available for sale) decreased from $1.4 million in the three months ended March 31, 1996 to $1.2 million in the three months ended March 31, 1997, due to the decrease in the average portfolio balance of $13.1 million, or 13.0%, to $87.1 million for the three months ended March 31, 1997, from $100.2 million for the three months ended March 31, 1996.

The increase in interest income was combined with an increase in total interest expense of $459,000, or 3.3%, from $14.0 million for the three months ended March 31, 1996, to $14.5 million for the three months ended March 31, 1997. Interest paid on deposits increased by $486,000, or 4.1%, to $12.4 million for the three months ended March 31, 1997, from $11.9 million for the three months ended March 31, 1996. This increase was due primarily to an increase in the average balance of the deposits of $60.2 million, or 5.6%, to $1,138.4 million for the three months ended March 31, 1997, from $1,078.2 million for the three months ended March 31, 1996, offsetting a decrease of six basis points in the cost of deposits. Interest paid on borrowed funds decreased slightly, by $27,000, or 1.3% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, due to a $1.5 million increase in the average balance of Federal Home Loan Bank advances and other borrowed money for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 being offset by a decrease of fifteen basis points in the cost of borrowings.




                                       11-

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision for losses on loans decreased by $11,000 for the periods under comparison, from $230,000 for the three months ended March 31, 1996 to $219,000 for the three months ended March 31, 1997. Management believes that the allowance for loan losses is adequate at March 31, 1997. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $139,000, or 11.6%, from $1.2 million for the three months ended March 31, 1996 to $1.3 million for the three months ended March 31, 1997. This increase was primarily the result of an increase in fees and service charges of $50,000 and an increase in the gain on the sale of loans of $157,000, offset by a decrease of $78,000 in net income from real estate operations.

NONINTEREST EXPENSE. Noninterest expense increased by $56,000, or 1.0% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase was primarily due to an increase of $495,000 in compensation expense offset by a decrease of $440,000 in the federal deposit insurance premium expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the three months ended March 31, 1997, primarily due to an increase of $239,000 in employee compensation resulting from increased staffing and to an increase of $253,000 resulting from expense recognized on benefit plans (including the purchase of shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Also, beginning in the third quarter of 1996, the Company experienced additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. The MSBP purchased shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value. The increase in compensation expense was offset by a decrease in the federal deposit insurance premium expense, due primarily to the reduction in the premium rate as a result of the September 30, 1996 legislation recapitalizing the Savings Association Insurance Fund.

INCOME TAX EXPENSE. Federal and state income taxes increased by $347,000, or 13.8%, for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, due primarily to the increase in earnings before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's liquidity averaged 8.7% during the month of March, 1997. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at March 31, 1997 amounted to $7.1 million, a decrease of $20.7 million from December 31, 1996. This decrease reflects the utilization of excess Federal Funds sold and other interest-earning assets in funding loans receivable.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a March 31, 1997 balance of $127.2 million of Federal Home Loan Bank advances compared to $122.5 million as of December 31, 1996. These borrowings were used to fund the Bank's cash needs. The Bank also anticipates that it will require additional short-term borrowings to meet its current loan commitments. At March 31, 1997, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $16.7 million.

The Bank can also access the capital markets to meet its cash needs, and recently did so through the Conversion and Reorganization, as explained above.

As required by regulation, the Bank must maintain a minimum regulatory tangible capital ratio of 1.5% of tangible assets, a minimum core capital ratio of 3% of adjusted tangible assets, and a minimum risk-based capital ratio of 8% of total risk-weight assets.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of March 31, 1997:

                                 AMOUNT           % OF ASSETS
                                 ------           -----------

    GAAP Capital                $172,375             11.70%
                                ========

    Tangible Capital:
        Actual                  $167,340             11.11%
        Required                  22,590              1.50
                                --------             -----
        Excess                  $144,750              9.61%
                                ========

    Core Capital:
        Actual                  $170,033             11.27%
        Required                  45,260              3.00
                                --------             -----
        Excess                  $124,773              8.27%
                                ========

    Risk-based Capital:
        Actual                  $172,149             21.92%
        Required                  62,829              8.00
                                --------             -----
        Excess                  $109,320             13.92%
                                ========


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

                              KEY OPERATING RATIOS



                                Three Months Ended
                                     March 31,
                               1997 (1)   1996 (1)
                               --------   --------
                              (Dollars in Thousands,
                              except per share data)
                                   (Unaudited)

Return on average assets...       1.28%      1.17%
Return on average equity...       9.52       7.21
Net interest spread........       2.82       2.55
Net interest margin........       3.38       3.24
Noninterest expense to
 average assets............       1.51       1.52
Equity to assets (period end)    12.73      16.19


                                           At March 31,   At December 31,
                                                1997           1996
                                           ------------   ---------------

                                               (Dollars in Thousands,
                                               except per share data)
                                                    (Unaudited)

Nonperforming loans.....................      $  1,314        $  1,457
Repossessed real estate.................         1,629           1,457
                                              --------        --------
   Total nonperforming assets...........      $  2,943        $  2,914
                                              ========        ========

Allowance for loan losses to                    136.49%         132.12%
nonperforming assets....................
Nonperforming loans to total loans......          0.12%           0.14%
Nonperforming assets to total assets....          0.20%           0.19%

Book value per share (2)................      $  11.60        $  11.91


--------------
(1) The ratios for the three-month period are annualized where appropriate.
(2) The number of shares outstanding as of March 31, 1997 and December 31, 1996 was 16,555,197 and 18,184,108, respectively. This includes shares purchased by the ESOP.

                          FIRST COLORADO BANCORP, INC.
                                     PART II

Item 1. Legal Proceedings - The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in loans or addresses other issues incident to the business of the Bank.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5. Other Information - On January 21, 1997, the Company announced that it had received non-objection from the OTS to purchase up to 10% or 1,818,410 shares of the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 11 - Statement Regarding Computation of Earnings per Share

(b)  Reports on Form 8-K

None

                          FIRST COLORADO BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



   First Colorado Bancorp, Inc.      (Registrant)



Date: May 7, 1997                By: /s/ Malcolm E. Collier, Jr.
                                     ---------------------------
                                     Malcolm E. Collier, Jr.
                                     Chairman of the Board
                                     Chief Executive Officer



Date: May 7, 1997                By: /s/ Brian L. Johnson
                                     --------------------
                                     Brian L. Johnson
                                     Vice President
                                     Treasurer