Form 10-Q
period 1997-06-30
FIRST COLORADO BANCORP INC
filed 1997-08-12
CIK 1001287

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
[X]  ACT OF 1934


     For the Quarterly Period Ended June 30, 1997
                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ____ ACT OF 1934

     For the transition period from                      to
                                    ---------------------  ---------------------

                                               Commission File Number:  0-27126
                                                                        -------

                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Colorado                                           84-1320788
---------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

      215 S. Wadsworth Blvd., Lakewood, CO                              80226
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:     (303) 232-2121
                                                    ------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the  registrant  (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X      No
                                                              -----       -----

                  Number of shares outstanding of common stock
                               as of July 31, 1997

     $0.10 Par Value Common Stock                        16,563,780
----------------------------------------       ------------------------------
                 Class                              Shares Outstanding

                          FIRST COLORADO BANCORP, INC.

                                      INDEX


                                                                                  Page Number

PART I -    CONSOLIDATED FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition
            at June 30, 1997 (unaudited) and
            December 31, 1996                                                           1

            Consolidated Statements of Operations for the
            Three and Six Months Ended June 30,
            1997 and 1996 (unaudited)                                                   2

            Consolidated  Statements  of  Stockholders'  Equity for the
            Period from January 1, 1995 to December  31, 1996,  and for
            the  Period   from   January  1,  1997  to  June  30,  1997
            (unaudited)                                                                 3

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            1997 and 1996 (unaudited)                                                   4 - 6
`
            Notes to Consolidated Financial Statement                                   7 - 8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         9 - 16


PART II -   OTHER INFORMATION                                                           17

SIGNATURES                                                                              18

EXHIBIT



                   First Colorado Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                                As of
                                                                             ------------------------------------------
                                                                             June 30, 1997            December 31, 1996
                                                                             -------------            -----------------
                                                                              (unaudited)
Assets
Cash and due from banks                                                     $     19,190               $     21,449
Federal funds sold and other interest-earning assets                               5,261                     27,783
Investment Securities:
     Held-to-maturity                                                             72,930                     61,642
     Available-for-sale, at market value                                           6,501                     11,099
Mortgage-backed securities, net:
     Held-to-maturity                                                            245,281                    273,602
     Available-for-sale, at market value                                           6,704                      7,687
Loans receivable, net                                                          1,103,996                  1,061,524
Accrued interest receivable                                                        8,295                      8,059
Office properties and equipment, net                                              25,160                     22,930
Federal Home Loan Bank stock                                                      10,312                      9,554
Real estate owned                                                                  1,252                      1,457
Income taxes receivable                                                              444                        589
Core deposit intangible                                                            2,630                      2,757
Other assets                                                                       1,905                      3,956
                                                                            ------------               ------------
     Total assets                                                           $  1,509,861               $  1,514,088
                                                                            ============               ============

Liabilities
Deposits                                                                       1,145,562                  1,135,823
Advances from Federal Home Loan Bank                                             137,610                    122,515
Other borrowed money                                                               4,833                      5,009
Advances by borrowers for taxes and insurance                                      2,201                      8,312
Deferred income taxes                                                              5,001                      5,118
Other liabilities                                                                 19,941                     20,687
                                                                            ------------               ------------
     Total liabilities                                                      $  1,315,148               $  1,297,464

Stockholders' Equity
Common stock, $0.10 par value (50,000,000 shares
     authorized; 20,134,256 shares issued
     at June 30, 1997 and December 31, 1996;
     16,561,425 and 18,184,108 shares
     outstanding at June 30, 1997 and
     December 31, 1996, respectively)                                              2,013                      2,013
Additional paid-in capital                                                       152,250                    151,581
Treasury stock (3,572,831 and 1,950,148 shares,
     respectively, at cost)                                                      (56,724)                   (28,957)
Unearned ESOP shares                                                             (12,063)                   (12,063)
Unearned MRP/MSBP shares                                                          (3,929)                    (3,929)
Unrealized gain on securities available for sale (net of tax)                        189                        365
Retained earnings, partially restricted                                          112,977                    107,614
                                                                            ------------               ------------
     Total stockholders' equity                                                  194,713                    216,624
                                                                            ------------               ------------

     Total liabilities and stockholders' equity                             $  1,509,861               $  1,514,088
                                                                           =============               ============


                   First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
          (Dollars in Thousands, except per share amounts) (unaudited)

                                                                 For the three months ended             For the six months ended
                                                              June 30, 1997    June 30, 1996        June 30, 1997     June 30, 1996
                                                              -------------    -------------        -------------     -------------

Interest income:
    Loans                                                     $    21,530          19,432               42,596            38,049
    Mortgage-backed securities                                      3,305           5,021                7,659             9,784
    Investment securities                                           1,291           1,419                2,496             2,795
    Other                                                             107             239                  197             1,008
                                                                   ------          ------               ------            ------
       Total interest income                                       26,233          26,111               52,948            51,636
                                                                   ------          ------               ------            ------

Interest expense:
    Deposits                                                       12,738          11,929               25,134            23,839
    Borrowed funds                                                  2,194           1,994                4,265             4,092
                                                                   ------          ------               ------            ------
       Total interest expense                                      14,932          13,923               29,399            27,931
                                                                   ------          ------               ------            ------

Net interest income                                                11,301          12,188               23,549            23,705

Provision for loan losses                                             335              77                  554               307
                                                                   ------          ------               ------            ------
Net interest income after provision for loan losses                10,966          12,111               22,995            23,398
                                                                   ------          ------               ------            ------

Noninterest income:
    Fees and service charges                                        1,260           1,203                2,458             2,351
    Gain on sale of loans, net                                         63             187                   99                66
    Net income from real estate operations                             87             142                  138               271
    Rental income                                                      45              42                   94                81
                                                                   ------          ------               ------            ------
       Total noninterest income                                     1,455           1,574                2,789             2,769
                                                                   ------          ------               ------            ------

Noninterest expense:
    Compensation                                                    3,382           2,861                6,595             5,579
    Occupancy                                                       1,021           1,005                1,962             1,934
    Provision (credit) for losses on real estate owned                (19)             54                   --                28
    Credit for losses on federal funds sold                            --             (18)                  --               (18)
    Professional fees                                                 154             210                  334               407
    Advertising                                                       249             269                  451               526
    Printing, supplies and postage                                    291             269                  585               544
    FDIC premiums                                                     182             641                  360             1,259
    Other, net                                                        758             683                1,415             1,343
                                                                   ------          ------               ------            ------
       Total noninterest expense                                    6,018           5,974               11,702            11,602
                                                                   ------          ------               ------            ------



Earnings before income taxes                                        6,403           7,711               14,082            14,565
Income tax expense                                                  2,378           2,784                5,242             5,301
                                                                   ------          ------               ------            ------
Net earnings                                                        4,025           4,927                8,840             9,264
                                                                   ======          ======               ======            ======


Fully diluted earnings per share                                     0.25            0.26                 0.54              0.49

Fully diluted shares outstanding                               16,024,283      19,094,767           16,282,345        19,070,947


                 Consolidated Statements of Stockholders' Equity
                  Period from January 1, 1995 to June 30, 1997
 (Activity for the Six Months Ended June 30, 1997 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)


                                                                                                             Common
                                                 Common Stock             Common Stock       Additional       Stock         Unearned
                                                $1.00 par value          $0.10 par value       Paid-in       Treasury         ESOP
                                                ---------------          ---------------
                                              Shares       Amount       Shares      Amount     Capital        Shares         Shares
                                              ------       ------       ------      ------     -------        ------         ------
Balance, January 1, 1995                    6,331,622      $ 6,332         --       $  --       18,151            --           (446)

Exercise of employee stock options             39,515           40         --          --          224            --             --
Payment of ESOP liability                         --           --          --          --           --            --            446
Contribution by First Savings Capital,
     M.H.C                                        --           --          --          --           31            --             --
Exchange of common stock                   (6,371,137)      (6,372)    6,619,539       662       5,710            --             --
Common stock issued for cash, net of
   offering costs                                 --           --     12,063,419     1,206     116,414            --             --
Common stock issued to ESOP for
   note receivable                                --           --      1,340,379       134      13,270            --        (13,404)
Employees' vesting in MRP                         --           --          --          --          224            --             --
Dividends declared ($0.88 per share)              --           --          --          --           --            --             --
Reversal of dividends previously waived
   by First Savings Capital, M.H.C                --           --          --          --       (4,187)           --             --
Change in net unrealized gain (loss) on
  securities available-for-sale                   --           --          --          --           --            --             --
Net earnings                                      --           --          --          --           --            --             --
                                           -----------   ---------    ----------    ------     -------         -------      -------
Balance, December 31, 1995                        --           --     20,023,337     2,002     149,837            --        (13,404)

Exercise of employee stock options                --           --        110,919        11          78            183            --
Additional offering costs on common
   stock issued for cash                          --           --          --          --         (175)           --             --
Payment of ESOP liability                         --           --          --          --           --            --          1,341
Common stock purchased by MSBP                    --           --          --          --           --            --             --
Employees' vesting in                             --           --          --          --        1,841            --             --
ESOP/MRP/MSBP
Purchase of Treasury stock                        --           --     (1,950,148)      --           --        (29,140)           --
Dividends declared ($0.325 per share)             --           --          --          --           --            --             --
Change in net unrealized gain (loss) on
  securities available-for-sale                   --           --          --          --           --            --             --
Net earnings                                      --           --          --          --           --            --             --
                                           -----------   ---------    ----------    ------     -------        -------       -------
Balance, December 31, 1996                        --           --     18,184,108     2,013     151,581        (28,957)      (12,063)

Exercise of employee stock options                --           --         21,167       --         (253)           300            --
Employees' vesting in ESOP/MRP/MSBP               --           --          --          --          922            --             --
 Dividends declared ($0.21 per share)             --           --          --          --           --            --             --
Purchase of Treasury stock                        --           --     (1,643,850)      --           --        (28,067)           --
Change in net unrealized gain (loss) on
   securities available-for-sale                  --           --          --          --           --            --             --
Net earnings                                      --           --          --          --           --            --             --
                                           ----------   ----------    ----------    ------     -------        -------       -------
Balance, June 30, 1997                            --    $      --     16,561,425    $2,013     152,250        (56,724)      (12,063)
                                           ==========   ==========    ==========    ======     =======        =======       =======



                                                                 Net
                                                              Unrealized
                                                  MRP/        Gain (Loss)
                                                  MSBP       on Securities
                                                 Contra        Available        Retained

                                                 Account        For Sale        Earnings          Total
                                                 -------        --------        --------          -----

Balance, January 1, 1995                           (258)         (1,370)          85,605         108,014

Exercise of employee stock options                   --              --              --              264
Payment of ESOP liability                            --              --              --              446
Contribution by First Savings Capital,
     M.H.C                                           --              --              --               31
Exchange of common stock                             --              --              --              --
Common stock issued for cash, net of
   offering costs                                    --              --              --          117,620
Common stock issued to ESOP for
   note receivable                                   --              --              --              --
Employees' vesting in MRP                            76              --              --              300
Dividends declared ($0.88 per share)                 --              --           (1,911)         (1,911)
Reversal of dividends previously waived
   by First Savings Capital, M.H.C                   --              --            4,187             --
Change in net unrealized gain (loss) on
  securities available-for-sale                      --           1,316              --            1,316
Net earnings                                         --              --           12,638          12,638
                                                   ----          ------          -------         -------
Balance, December 31, 1995                         (182)            (54)         100,519         238,718

Exercise of employee stock options                   --              --              --              272
Additional offering costs on common
   stock issued for cash                             --              --              --             (175)
Payment of ESOP liability                            --              --              --            1,341
Common stock purchased by MSBP                   (3,848)             --              --           (3,848)
Employees' vesting in                               101              --                            1,942
ESOP/MRP/MSBP
Purchase of Treasury stock                           --              --              --          (29,140)
Dividends declared ($0.325 per share)                --              --           (6,277)         (6,277)
Change in net unrealized gain (loss) on
  securities available-for-sale                      --             419              --              419
Net earnings                                         --              --           13,372          13,372
                                                   ----          -------         -------         -------
Balance, December 31, 1996                       (3,929)            365          107,614         216,624

Exercise of employee stock options                   --              --              --               47
Employees' vesting in ESOP/MRP/MSBP                  --              --              --              922
 Dividends declared ($0.21 per share)                --              --           (3,477)         (3,477)
Purchase of Treasury stock                           --              --              --          (28,067)
Change in net unrealized gain (loss) on
   securities available-for-sale                     --            (176)             --             (176)
Net earnings                                         --              --            8,840           8,840
                                                -------          ------          -------         -------
Balance, June 30, 1997                           (3,929)            189          112,977         194,713
                                                =======          ======          =======         =======

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                             For the six months ended

                                                                                       June 30, 1997              June 30, 1996
                                                                                       -------------              -------------

Cash flows from operating activities:
    Interest and dividends from loans receivable, mortgage-backed
       and other asset-backed securities, and investment securities                       $   52,532                     50,834
    Fees and service charges received                                                          3,070                      3,365
    Rental income received                                                                        94                         81
    Proceeds from sale of loans held for sale                                                  5,027                     24,673
    Originations of loans held for sale                                                       (4,284)                   (24,307)
    Interest paid                                                                             (6,763)                    (6,534)
    Cash paid to suppliers and employees                                                     (11,585)                   (11,255)
    Income taxes paid                                                                         (5,106)                    (5,234)
                                                                                          ----------                   --------

       Net cash provided by operating activities                                              32,985                     31,623
                                                                                          ----------                   --------

Cash flows from investing activities:
    Proceeds from maturities of investment and mortgage-backed
       securities available for sale                                                           5,000                     11,000
    Proceeds from maturities of investment and mortgage-backed
       securities held to maturity                                                            27,000                     43,700
    Purchase of investment securities held to maturity                                       (38,361)                   (68,765)
    Principal repayments of mortgage-backed and asset-backed securities                       29,441                     33,636
    Purchase of mortgage-backed and other asset-backed securities
       held to maturity                                                                       (1,719)                   (35,066)
    Origination of loans receivable                                                         (152,364)                  (185,429)
    Net increase in customers' lines of credit                                                (4,033)                    (1,800)
    Principal repayments of loans receivable                                                 112,692                    118,192
    Purchase of Federal Home Loan Bank Stock                                                       0                       (136)
    Proceeds from sales of real estate owned and in judgment                                     629                        573
    Proceeds from sale of office properties and equipment                                         31                          0
    Purchase of office properties and equipment                                               (1,104)                    (1,620)
    Proceeds from sale of real estate held for investment and development                          0                        344
    Other, net                                                                                   141                        156
                                                                                          ----------                   --------

       Net cash used by investing activities                                                 (22,647)                   (85,215)
                                                                                          ----------                   --------













                                   (Continued)
                                       -4-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                                     For the six months ended
                                                                                              June 30, 1997       June 30, 1996
                                                                                              -------------       -------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                         $  (12,906)               1,696
    Proceeds of advances from Federal Home Loan Bank                                               154,500               24,000
    Repayment of advances from Federal Home Loan Bank                                             (139,405)             (30,155)
    Repayment of bonds payable and other borrowings                                                   (183)                (269)
    Net decrease in advances by borrowers for taxes and insurance                                   (6,111)              (7,005)
    Purchase of treasury shares                                                                    (28,067)                   0
    Cash paid for stock offering and conversion costs                                                    0               (2,135)
    Net proceeds from exercised stock options                                                           47                   69
    Net proceeds from ESOP/MRP/MSBP                                                                    922                    0
    Dividends paid                                                                                  (3,292)              (1,986)
    Other, net                                                                                        (624)               3,832
                                                                                                ----------              -------
       Net cash used by financing activities                                                       (35,119)             (11,953)
                                                                                                ----------              -------
       Net decrease in cash and cash equivalents                                                   (24,781)             (65,545)

Cash and cash equivalents at beginning of period                                                    49,232              113,670

Cash and cash equivalents at end of period                                                      $   24,451               48,125
                                                                                                ==========              =======

Reconciliation of net earnings to net cash provided by operating activities:
    Net earnings                                                                                $    8,840                9,264
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization of premiums and discounts on investments, net                                   961                  571
          Gain on sale of investment securities and loans receivable                                   (99)                 (66)
          Amortization of deferred loan origination fee income                                        (327)                (349)
          Deferred loan origination fee income, net of deferred costs                                    8                  306
          Provision for losses on loans receivable, federal funds sold,
              and real estate owned and in judgment                                                    554                  335
          Gain on sale of real estate owned, net                                                       (70)                (144)
          Gain on sale of real estate held for investment and development                                0                  (24)
          Stock dividends from Federal Home Loan Bank                                                 (758)                (284)
          Depreciation and amortization                                                                872                  945
          Decrease in deferred income taxes                                                             (9)                (172)
          Interest expense credited to deposit accounts                                             22,645               21,407
          Amortization of unearned discounts and deferred income                                       (56)                 (65)
          Decrease in loans held for sale                                                              743                  366
          Increase in accrued interest receivable                                                     (236)                (676)
          Decrease (increase) in other assets                                                           83                 (205)
          Increase in current income taxes payable                                                     145                  239
          Increase (decrease) in other liabilities                                                    (251)                 108
          Other, net                                                                                   (60)                  67
                                                                                                ----------              -------

              Net cash provided by operating activities                                         $   32,985               31,623
                                                                                                ==========              =======




                                   (Continued)
                                       -5-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                   For the six months ended
                                                                June 30, 1997       June 30, 1996
                                                                -------------       -------------

Noncash investing and financing transactions:

   Foreclosure of collateral securing loans, net of reserve        $ 354                  494
                                                                    ====                  ===

   Decrease in net unrealized loss on securities
     available for sale, net of tax effect                         $(176)                (122)
                                                                    ==========================

   Deferred tax effect of change in unrealized loss on
     securities available for sale                                 $(108)                 (76)
                                                                    =====                 ====


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

2. Basis of Presentation - The Consolidated Statement of Financial Condition as of June 30, 1997, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996, the Consolidated Statement of Stockholders' Equity for the six month period ended June 30, 1997, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1996, Consolidated Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings per Share - Earnings per share for the three and six month periods ended June 30, 1997 were calculated based on the number of fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Benefit Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

     See Exhibit 11.

4. Dividends - On June 18, 1997, the Company declared an 11.0(cent) per share cash dividend on the Company's common stock to shareholders of record on June 30, 1997. The cash dividend was paid on July 18, 1997.

5. Recent Accounting Pronouncements - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair values, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company adopted SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the statement as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company from its initial sale of stock, which have been invested in a loan to the Bank and in deposits in the Bank, and in a stock repurchase program resulting in the repurchase of 3.6 million shares of Company common stock for $56.7 million.


                      COMPARISON OF FINANCIAL CONDITION AT
                       JUNE 30, 1997 AND DECEMBER 31, 1996


The total assets of the Company decreased $4.2 million, or 0.3%, from $1,514.1 million at December 31, 1996 to $1,509.9 million at June 30, 1997. This decrease is due primarily to a decrease in Fed funds sold and other interest-earning assets of $22.5 million, or 81.1%, from $27.8 million at December 31, 1996 to $5.3 million at June 30, 1997. Mortgage-backed and other asset-backed securities also decreased, from $281.3 million at December 31, 1996 to $252.0 million at June 30, 1997, a decrease of $29.3 million, or 10.4%. The decrease in both Fed funds sold and in mortgage-backed and other asset-backed securities resulted from the Company utilizing those funds in the origination of loans receivable and to repurchase its stock. Offsetting the decrease was an increase in loans receivable of $42.5 million, or 4.0% from $1,061.5 million at December 31, 1996 to $1,104.0 million at June 30, 1997. Investment securities also increased, from $72.7 million at December 31, 1996, to $79.4 million at June 30, 1997, an increase of $6.7 million, or 9.2%, due to the Company's decision to increase its liquidity portfolio.

As of June 30, 1997, non-performing assets totaled $3.4 million, or 0.2% of total assets, an increase from $2.9 million, or 0.2% of total assets, as of December 31, 1996.

The increase in liabilities primarily occurred in the deposit portfolio, which increased $9.7 million, or 0.9%, from $1,135.8 million at December 31, 1996, to $1,145.6 million at June 30, 1997. Total advances from the Federal Home Loan Bank increased by $15.1 million, or 12.3%, from $122.5 million as of December 31, 1996, to $137.6 million as of June 30, 1997.

Stockholders' equity decreased $21.9 million, or 10.1%, primarily due to net earnings of $8.8 million for the six months ended June 30, 1997, being more than offset by dividends declared totaling $3.5 million and treasury stock purchases totaling $28.1 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL. Net earnings for the three months ended June 30, 1997 decreased $902,000, or 18.3% to $4.0 million from $4.9 million for the three months ended June 30, 1996. The decrease was primarily due to a decrease in net interest income and an increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income decreased $887,000 or 7.3%, from $12.2 million during the three months ended June 30, 1996 to $11.3 million during the three months ended June 30, 1997. This decrease was primarily the result of an increase in interest expense of $1.0 million, or 7.2%, from $13.9 million for the three months ended June 30, 1996, to $14.9 million for the three months ended June 30, 1997. Interest paid on deposits increased by $809,000, or 6.8%, to $12.7 million for the three months ended June 30, 1997, from $11.9 million for the three months ended June 30, 1996. This increase was due primarily to an increase in the average balance of the deposits of $52.2 million, or 4.8%, to $1,148.7 million for the three months ended June 30, 1997, from $1,096.5 million for the three months ended June 30, 1996, and to an increase of eight basis points in the cost of deposits. Interest paid on borrowed funds also increased, by $200,000, or 10.0% for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, due to an $11.0 million increase in the average balance of Federal Home Loan Bank advances and other borrowed money for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, and to an increase of seven basis points in the cost of borrowings.

The increase in interest expense was combined with a slight increase in total interest income of $122,000, or 0.5%, from $26.1 million for the three months ended June 30, 1996 to $26.2 million for the three months ended June 30, 1997. This increase was primarily the result of an increase in interest income on loans receivable from $19.4 million in the three months ended June 30, 1996 to $21.5 million in the three months ended June 30, 1997, due to an increase in the average portfolio balance of loans receivable, which increased $113.1 million, or 11.5%, to $1,094.0 million for the three months ended June 30, 1997, from $980.8 million for the three months ended June 30, 1996. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was significently offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $1.7 million or 34.2%, to $3.3 million for the three months ended June 30, 1997, from $5.0 million for the three months ended June 30, 1996, due partly to the decrease in the average portfolio balance of $61.8 million, or 19.3%, to $259.0 million for the three months ended June 30, 1997, from $320.8 million for the three months ended June 30, 1996. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable. In addition, in connection with an examination by the Office of Thrift Supervision of the Company's mortgage-backed securities portfolio, a non-cash charge of $828,000 was booked against interest on mortgage-backed securities in second quarter 1997, relating to the assumptions used to amortize the costs incurred in acquiring certain mortgage-backed securities. Other interest income also decreased as did interest income on investment securities. Other interest income decreased $132,000, or 55.2%, from $239,000 in the three months ended June 30, 1996 to $107,000 in the three months ended June 30, 1997, due primarily to the decrease in the average portfolio balance of $21.2 million, or 77.2%, to $6.3 million for the three months ended June 30, 1997 from $27.5 million for the three months ended June 30, 1996. Interest income on investment securities (including those available for sale) decreased from $1.4 million in the three months ended June 30, 1996 to $1.3 million in the three months ended June 30, 1997, due primarily to the decrease in the average portfolio balance of $12.8 million, or 12.4%, to $90.3 million for the three months ended June 30, 1997, from $103.0 million for the three months ended June 30, 1996.

PROVISION FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision for losses on loans increased by $258,000 for the periods under comparison, from $77,000 for the three months ended June 30, 1996 to $335,000 for the three months ended June 30, 1997. Management believes that the allowance for loan losses is adequate at June 30, 1997. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income decreased by $119,000, or 7.6%, from $1.6 million for the three months ended June 30, 1996 to $1.5 million for the three months ended June 30, 1997. This decrease was primarily the result of a decrease of $124,000 in the gain on the sale of loans and a decrease of $55,000 in net income from real estate operations, offset by an increase in fees and service charges of $57,000.

NONINTEREST EXPENSE. Noninterest expense increased by $44,000, or 0.7% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The increase was primarily due to an increase of $521,000 in compensation expense offset by a decrease of $459,000 in the federal deposit insurance premium expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the three months ended June 30, 1997, primarily due to an increase of $127,000 in employee compensation resulting from increased staffing and to an increase of $394,000 resulting from expense recognized on benefit plans (including the purchase of shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Also, beginning in the third quarter of 1996, the Company experienced additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. The MSBP purchased shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value. The increase in compensation expense was offset by a decrease in the federal deposit insurance premium expense, due primarily to the reduction in the premium rate as a result of the September 30, 1996 legislation recapitalizing the Savings Association Insurance Fund.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $406,000, or 14.6%, for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, due primarily to the decrease in earnings before income taxes.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL. Net earnings for the six months ended June 30, 1997 decreased $424,000, or 4.6%, to $8.8 million from $9.3 million for the six months ended June 30, 1996. The decrease was primarily due to a decrease in net interest income and an increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income decreased $156,000, or 0.7%, from $23.7 million during the six months ended June 30, 1996 to $23.5 million during the six months ended June 30, 1997. This decrease was primarily due to an increase in total interest expense of $1.5 million, or 5.3%, from $27.9 million for the six months ended June 30, 1996, to $29.4 million for the six months ended June 30, 1997. Interest paid on deposits increased by $1.3 million, or 5.4%, to $25.1 million for the six months ended June 30, 1997, from $23.8 million for the six months ended June 30, 1996. This increase was due primarily to an increase in the average balance of deposits of $55.7 million, or 5.1%, to $1,142.0 million for the six months ended June 30, 1997, from $1,086.3 million for the six months ended June 30, 1996. Interest paid on borrowed funds also increased, by $173,000, or 4.2% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, due to a $6.1 million increase in the average balance of Federal Home Loan Bank advances and other borrowed money for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 being offset by a decrease of four basis points in the cost of borrowings.

The increase in interest expense was combined with an increase in total interest income of $1.3 million, or 2.5%, from $51.6 million for the six months ended June 30, 1996 to $52.9 million for the six months ended June 30, 1997. This increase was primarily the result of an increase in interest income on loans receivable from $38.0 million in the six months ended June 30, 1996 to $42.6 million in the six months ended June 30, 1997, due to an increase in the average portfolio balance of loans receivable, which increased $120.2 million, or 12.5%, to $1,083.1 million for the six months ended June 30, 1997, from $962.9 million for the six months ended June 30, 1996. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was significantly offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $2.1 million, or 21.7%, to $7.7 million for the six months ended June 30, 1997, from $9.8 million for the six months ended June 30, 1996, due to the decrease in the average portfolio balance of $50.7 million, or 16.0%, to $266.4 million for the six months ended June 30, 1997, from $317.2 million for the six months ended June 30, 1996. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable.In addition, in connection with an examination the Office of Thrift Supervision of the Company's mortgage-backed securities portfolio, a non-cash charge of $828,000 was booked against interest on mortgage backed securities in second quarter 1997, relating to the assumptions used to amortize the costs incurred in acquiring certain mortgage-backed securities. Other interest income also decreased as did interest income on investment securities. Other interest income decreased $811,000, or 80.6%, from $1.0 million in the six months ended June 30, 1996 to $197,000 in the six months ended June 30, 1997, due to the decrease in the average portfolio balance of $33.8 million, or 76.5%, to $10.4 million for the six months ended June 30, 1997 from $44.2 million for the six months ended June 30, 1996. Interest income on investment securities (including those available for sale) decreased from $2.8 million in the six months ended June 30, 1996 to $2.5 million in the six months ended June 30, 1997, due to the decrease in the average portfolio balance of $12.9 million, or 12.7%, to $88.4 million for the six months ended June 30, 1997, from $101.3 million for the six months ended June 30, 1996.

PROVISION FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision for losses on loans increased by $247,000 for the periods under comparison, from $307,000 for the six months ended June 30, 1996 to $554,000 for the six months ended June 30, 1997. Management believes that the allowance for loan losses is adequate at June 30, 1997. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased slightly, by $20,000 or 0.7%, remaining at $2.8 million for the six months ended June 30, 1996,and for the the six months ended June 30, 1997. This increase was primarily the result of an increase in fees and service charges of $107,000 and an increase in the gain on the sale of loans of $33,000, offset by a decrease of $133,000 in net income from real estate operations.

NONINTEREST EXPENSE. Noninterest expense increased by $100,000, or 0.9% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase was primarily due to an increase of $1.0 million in compensation expense offset by a decrease of $899,000 in the federal deposit insurance premium expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the six months ended June 30, 1997, primarily due to an increase of $410,000 in employee compensation resulting from increased staffing and to an increase of $606,000 resulting from expense recognized on benefit plans (including the purchase of shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. The ESOP purchased its shares with a 10 year loan from the Company. Shares are expensed as they are released. Also, beginning in the third quarter of 1996, the Company experienced additional compensation expense due to the adoption by shareholders of a Management Stock Bonus Plan ("MSBP") whereby various officers and directors of the Bank will be granted restricted stock over a five-year period. The MSBP purchased shares of Common Stock of the Company for the plan in open market purchases. Such purchased shares will be expensed over a five year period beginning July 24, 1997 at fair market value. The increase in compensation expense was offset by a decrease in the federal deposit insurance premium expense, due primarily to the reduction in the premium rate as a result of the September 30, 1996 legislation recapitalizing the Savings Association Insurance Fund.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $59,000, or 1.1%, for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, due primarily to the decrease in earnings before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES


The Bank is required to maintain a minimum level of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's liquidity averaged 9.2% during the month of June, 1997. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at June 30, 1997 amounted to $5.3 million, a decrease of $22.5 million from December 31, 1996. This decrease reflects the utilization of excess Federal Funds sold and other interest-earning assets in funding loans receivable.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a June 30, 1997 balance of $137.6 million of Federal Home Loan Bank advances compared to $122.5 million as of December 31, 1996. These borrowings were used to fund the Bank's cash needs. The Bank also anticipates that it will require additional short-term borrowings to meet its current loan commitments. At June 30, 1997, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $23.3 million.

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

The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1997:

                                          AMOUNT              % OF ASSETS
                                          ------              -----------

      GAAP Capital                      $ 176,667                11.69%
                                          =======

      Tangible Capital:
            Actual                      $ 171,857                11.41%
            Required                       22,600                 1.50
                                          -------                 ----
            Excess                      $ 149,257                 9.91%
                                          =======

      Core Capital:
            Actual                      $ 174,487                11.56%
            Required                       45,279                 3.00
                                           ------                 ----
            Excess                      $ 129,187                 8.56%
                                          =======

      Risk-based Capital:
            Actual                      $ 177,629                22.10%
            Required                       63,947                 8.00
                                          -------                -----
            Excess                      $ 112,682                14.10%
                                          =======




                     IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                              KEY OPERATING RATIOS


                                             Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                             ------------------              --------
                                             1997 (1)    1996 (1)      1997 (1)    1996 (1)
                                             --------    --------      --------    --------

                                                  (Unaudited)               (Unaudited)


Return on average assets................       1.07%       1.32%          1.17%        1.24%
Return on average equity................       8.30        8.09           8.88         7.65
Net interest spread.....................       2.59        2.73           2.70         2.64
Net interest margin.....................       3.12        3.40           3.25         3.33
Noninterest expense to average
   assets...............................       1.60        1.60           1.55         1.56
Equity to assets (period end)...........      12.90       16.32          12.90        16.32




                                                                 At June 30,             At December 31,
                                                                    1997                      1996
                                                                 -----------             ---------------

                                                                         (Dollars in Thousands,
                                                                         except per share data)
                                                                              (Unaudited)


Nonperforming loans........................................       $   2,181               $   1,457
Repossessed real estate....................................           1,252                   1,457
                                                                  ---------               ---------
   Total nonperforming assets..............................       $   3,433               $   2,914
                                                                  =========               =========

Allowance for loan losses to nonperforming assets..........          121.82%                 132.12%
Nonperforming loans to total loans.........................            0.20%                   0.14%
Nonperforming assets to total assets.......................            0.23%                   0.19%

Book value per share (2)...................................       $   11.76               $   11.91



--------------
(1) The ratios for the three- and six-month periods are annualized where appropriate.
(2) The number of shares outstanding as of June 30, 1997 and December 31, 1996 was 16,561,425 and 18,184,108, respectively. This includes shares purchased by the ESOP.

                          FIRST COLORADO BANCORP, INC.
                                     PART II

Item 1. Legal Proceedings - From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - Exhibit 11 - Statement Regarding Computation of
                                      Earnings per Share
                         Exhibit 27 - Financial Data Schedule (electronic filing
                                      only)

          (b) Reports on Form 8-K - On May 23, 1997, the Registrant filed a Current Report on Form 8-K with the SEC announcing the signing of an agreement providing for the merger of Delta Federal Savings Bank, FSB, Delta, Colorado ("Delta") into First Federal Bank of Colorado ("FFBC"), a subsidiary of the Registrant. FFBC will purchase 100% of the outstanding stock of Delta. Each share of Delta Common Stock will be exchanged for Registrant Common Stock valued at $30.00. The number of shares to be exchanged for Delta Common Stock will be determined based upon the market price of the Registrant's Common Stock during the 20 trading days prior to the closing date. It is anticipated that the transaction will close during the fourth quarter of 1997.

                          FIRST COLORADO BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



              First Colorado Bancorp, Inc.       (Registrant)



Date: August 12, 1997                  By:  /s/ Malcolm E. Collier, Jr.
                                            ---------------------------
                                            Malcolm E. Collier, Jr.
                                            Chairman of the Board
                                            Chief Executive Officer



Date: August 12, 1997                  By:  /s/ Brian L. Johnson
                                            --------------------
                                            Brian L. Johnson
                                            Executive Vice President
                                            Treasurer