Form 10-Q
period 1997-09-30
FIRST COLORADO BANCORP INC
filed 1997-11-12
CIK 1001287

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE X ACT OF 1934
---

   For the Quarterly Period Ended September 30, 1997
                                                    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
--

   For the transition period from                      to
                                  --------------------    ----------------------

                                            Commission File Number:  0-27126
                                                                     --------

                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                           84-1320788
-------------------------------------             ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


215 S. Wadsworth Blvd., Lakewood, CO                           80226
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code:     (303) 232-2121
                                                       -----------------

                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes     X       No
                                                           -------       ------

                  Number of shares outstanding of common stock
                             as of October 31, 1996


     $0.10 Par Value Common Stock                          16,790,573
----------------------------------------             ------------------------
                Class                                   Shares Outstanding

                          FIRST COLORADO BANCORP, INC.
                                      INDEX

                                                                                    Page Number
                                                                                    -----------

PART I -       CONSOLIDATED FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition
               at September 30, 1997 (unaudited) and
               December 31, 1996                                                           1

               Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30,
               1997 and 1996 (unaudited)                                                   2

               Consolidated Statements of Stockholders' Equity for the
               Period from January 1, 1996 to December 31, 1996, and for the
               Period from January 1, 1997 to September 30, 1997 (unaudited)               3

               Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30,
               1997 and 1996 (unaudited)                                                   4 - 6

               Notes to Consolidated Financial Statements                                  7 - 8

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                         9 - 16

PART II -     OTHER INFORMATION                                                            17

SIGNATURES                                                                                 18

EXHIBIT


                                    First Colorado Bancorp, Inc. and Subsidiary
                                  Consolidated Statements of Financial Condition
                                             (Dollars in Thousands)

                                                                                       As of
                                                                   -------------------------------------------
                                                                   September 30, 1997        December 31, 1996
                                                                   ------------------        -----------------
                                                                     (unaudited)
Assets
Cash and due from banks                                              $   20,892                 $   21,449
Federal funds sold and other interest-earning assets                      2,960                     27,783
Investment Securities:
         Held-to-maturity                                                73,937                     61,642
         Available-for-sale, at market value                              6,782                     11,099
Mortgage-backed securities, net:
         Held-to-maturity                                               229,062                    273,602
         Available-for-sale, at market value                              6,448                      7,687
Loans receivable, net                                                 1,122,509                  1,061,524
Accrued interest receivable                                               8,165                      8,059
Office properties and equipment, net                                     25,398                     22,930
Federal Home Loan Bank stock                                             10,501                      9,554
Real estate owned                                                         1,247                      1,457
Core deposit intangible                                                   2,566                      2,757
Other assets                                                              2,138                      3,956
                                                                     ----------                 ----------
         Total assets                                                $1,512,605                 $1,513,499
                                                                     ==========                 ==========

Liabilities
Deposits                                                              1,148,866                  1,135,823
Advances from Federal Home Loan Bank                                    130,310                    122,515
Other borrowed money                                                      4,605                      5,009
Advances by borrowers for taxes and insurance                             5,104                      8,312
Current/deferred income taxes                                             5,794                      4,529
Other liabilities                                                        20,077                     20,687
                                                                     ----------                 ----------
         Total liabilities                                            1,314,756                  1,296,875

Stockholders' Equity
Common stock, $0.10 par value (50,000,000 shares authorized;
         20,134,256 shares issued at September  30, 1997 and
         December 31, 1996; 16,484,530 and 18,184,108 shares
         outstanding at September 30, 1997 and December 31,
         1996, respectively)                                              2,013                      2,013
Additional paid-in capital                                              152,540                    151,581
Treasury stock (3,649,726 and 1,950,148 shares,
         respectively, at cost)                                         (58,149)                   (28,957)
Unearned ESOP shares                                                    (11,703)                   (12,063)
Unearned MRP/MSBP shares                                                 (3,338)                    (3,929)
Unrealized gain on securities available for sale (net of tax)               307                        365
Retained earnings, partially restricted                                 116,179                    107,614
                                                                     ----------                 ----------
         Total stockholders' equity                                     197,849                    216,624
                                                                     ----------                 ----------

         Total liabilities and stockholders' equity                  $1,512,605                 $1,513,499
                                                                     ==========                 ==========

                   First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
          (Dollars in Thousands, except per share amounts) (unaudited)

                                                  For the three months ended                     For the nine months ended
                                            September 30, 1997     September 30, 1996       September 30, 1997   September 30, 1996
                                            ------------------     ------------------       ------------------   ------------------
Interest income:
         Loans                                $     22,008                20,025                   64,604             58,074
         Mortgage-backed securities                  3,852
                                                                           4,796                   11,511             14,580
         Investment securities                       1,321
                                                                           1,342                    3,817              4,137
         Other                                          46                   157                      243              1,165
                                              ------------                ------                   ------             ------
                  Total interest income
                                                    27,227                26,320                   80,175             77,956
                                              ------------                ------                   ------             ------

Interest expense:
         Deposits
                                                    12,919                12,530                   38,053             36,369
         Borrowed funds                              2,261                 1,987                    6,526              6,079
                                              ------------                ------                   ------             ------
                  Total interest expense            15,180                14,517                   44,579             42,448
                                              ------------                ------                   ------             ------

Net interest income                                 12,047                11,803                   35,596             35,508

Provision (credit) for loan losses                  (1,320)                  218                     (766)               525
                                              ------------                ------                   ------             ------
Net interest income after provision
         for loan losses                            13,367                11,585                   36,362             34,983
                                              ------------                ------                   ------             ------

Noninterest income:
         Fees and service charges                    1,336                 1,212                    3,794              3,563
         Gain on sale of loans, net                     79                    75                      178                141
         Net income from real estate
                  operations                           133                    26                      271                297
         Rental income                                  45                    44                      139                125
                                              ------------                ------                   ------             ------
                  Total noninterest income           1,593                 1,357                    4,382              4,126
                                              ------------                ------                   ------             ------
Noninterest expense:
         Compensation                                3,933
                                                                           3,278                   10,528              8,857
         Occupancy                                   1,043                   926
                                                                                                    3,005              2,860
         Provision (credit) for losses on
                  real estate owned                    (21)                    4
                                                                                                      (24)               (21)
         Credit for losses on federal funds
           sold                                         --                    --                       --                (18)
         Professional fees                             193                   198                      527                605
         Advertising                                   266                   234                      717                760
         Printing, supplies and postage                263                   257                      848                801
         FDIC premiums                                 183                   543
                                                                                                    7,621              8,880
         Other, net                                    732                   785                    2,147              2,128
                                              ------------                ------                   ------             ------
                  Total noninterest expense          6,592                13,275                   18,294             24,877
                                              ------------                ------                   ------             ------

Earnings before income taxes                         8,368                  (333)                  22,450             14,232
Income tax expense                                   3,188                  (161)                   8,430              5,140
                                              ------------                ------                   ------             ------
Net earnings                                  $      5,180                  (172)                  14,020              9,092
                                              ============                ======                   ======             ======
   Primary earnings (loss) per share          $       0.32                 (0.01)                    0.87               0.48

   Primary shares outstanding
                                                15,955,863            18,479,601               16,149,346         18,904,021

   Fully diluted earnings (loss) per share    $       0.32                 (0.01)                    0.86               0.48

   Fully diluted shares outstanding             16,083,673            18,604,427               16,277,156         19,028,847


                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                Period from January 1, 1996 to September 30, 1997
      (Activity for the Nine Months Ended September 30, 1997 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)

                                                                                                           Net
                                                                                                       Unrealized
                                                                                                       Gain (Loss)
                                                                           Common                MRP/       on
                                             Common Stock    Additional    Stock     Unearned    MSBP   Securities
                                            $0.10 par value    Paid-in    Treasury     ESOP     Contra  Available  Retained
                                          Shares      Amount   Capital     Shares     Shares    Account  For Sale  Earnings  Total
                                          ------      ------   -------     ------     ------    -------  --------  --------  -----
Balance, January 1, 1996                 20,023,337   $2,002   149,837       --      (13,404)     (182)     (54)   100,519  238,718

Exercise of employee stock options          110,919       11        78        183       --        --       --         --        272
Additional offering costs on common
         stock issued for cash                 --       --        (175)      --         --        --       --         --       (175)
Payment of ESOP liability                      --       --        --         --        1,341      --       --         --      1,341
Common stock purchased by MSBP                 --       --        --         --         --      (3,848)    --         --     (3,848)
Employees' vesting in ESOP/MRP/MSBP            --       --       1,841       --         --         101     --         --      1,942
Purchase of Treasury stock               (1,950,148)    --        --      (29,140)      --        --       --         --    (29,140)
Dividends declared ($0.325 per share)          --       --        --         --         --        --       --       (6,277)  (6,277)
Change in net unrealized gain (loss) on
         securities available-for-sale         --       --        --         --         --        --        419       --        419
Net earnings                                   --       --        --         --         --        --       --       13,372   13,372
                                         ----------   ------   -------    -------    -------    ------      ---    -------  -------

Balance, December 31, 1996               18,184,108    2,013   151,581    (28,957)   (12,063)   (3,929)     365    107,614  216,624

Exercise of employee stock options           39,272     --        (402)       557       --        --       --         --        155
Payment of ESOP liability                      --       --        --         --          360      --       --         --        360
Employees' vesting in ESOP/MRP/MSBP            --       --       1,361       --         --         591     --         --      1,952
Dividends declared ($0.33 per share)           --       --        --         --         --        --       --       (5,455)  (5,455)
Purchase of Treasury stock
                                         (1,738,850)    --        --      (29,749)      --        --       --         --    (29,749)
Change in net unrealized gain (loss) on
         securities available-for-sale         --       --        --         --         --        --        (58)      --        (58)
Net earnings                                   --       --        --         --         --        --       --       14,020   14,020
                                         ----------   ------   -------    -------    -------    ------      ---    -------  -------

Balance, September 30, 1997              16,484,530   $2,013   152,540    (58,149)   (11,703)   (3,338)     307    116,179  197,849
                                         ==========   ======   =======    =======    =======    ======      ===    =======  =======


                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                      For the nine months ended
                                                                               September 30, 1997    September 30, 1996
                                                                               ------------------    ------------------
Cash flows from operating activities:
         Interest and dividends from loans receivable, mortgage-backed
                  and other asset-backed securities, and investment securities        $79,866              76,799
         Interest from property tax certificates                                            9                   0
         Fees and service charges received                                              4,791               4,903
         Rental income received                                                           139                 125
         Proceeds from sale of loans held for sale                                     10,029              27,980
         Originations of loans held for sale                                           (9,696)            (27,829)
         Interest paid                                                                 (9,619)             (9,790)
         Cash paid to suppliers and employees                                         (18,561)            (17,416)
         Income taxes paid                                                             (7,130)             (8,077)
                                                                                     --------            --------

                  Net cash provided by operating activities                            49,828              46,695
                                                                                     --------            --------

Cash flows from investing activities:
         Proceeds from maturities of investment and mortgage-backed
                  securities available for sale                                         5,000              11,000
         Proceeds from maturities of investment and mortgage-backed
                  securities held to maturity                                          45,600              61,700
         Purchase of investment securities available for sale                            (111)                  0
         Purchase of investment securities held to maturity                           (57,855)            (81,965)
         Principal repayments of mortgage-backed and asset-backed securities           45,733              50,267
         Purchase of mortgage-backed and other asset-backed securities
                  held to maturity                                                     (1,719)            (35,066)
         Origination of loans receivable                                             (244,205)           (275,697)
         Net increase in customers' lines of credit                                    (5,683)             (9,082)
         Principal repayments of loans receivable                                     189,534             178,090
         Purchase of Federal Home Loan Bank Stock                                           0                (136)
         Proceeds from sales of real estate owned and in judgment                         835                 812
         Proceeds from sale of office properties and equipment                             36                   3
         Purchase of office properties and equipment                                   (1,804)             (2,431)
         Proceeds from sale of real estate held for investment and development            157                 344
         Other, net                                                                       208                 226
                                                                                     --------            --------

                  Net cash used by investing activities                               (24,274)           (101,935)
                                                                                     --------            --------


                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                  For the nine months ended
                                                                                             September 30, 1997  September 30, 1996
                                                                                             ------------------  ------------------
Cash flows from financing activities:
         Net increase (decrease) in deposits                                                      $ (21,257)                1,777
         Proceeds of advances from Federal Home Loan Bank                                           233,700                56,700
         Repayment of advances from Federal Home Loan Bank                                         (225,905)              (60,355)
         Repayment of bonds payable and other borrowings                                               (414)                 (456)
         Net decrease in advances by borrowers for taxes and insurance                               (3,208)               (4,103)
         Purchase of treasury shares                                                                (29,749)              (15,766)
         Cash paid for stock offering and conversion costs                                           (2,135)
         Net proceeds from exercised stock options                                                      155                    54
         Net proceeds from ESOP/MRP/MSBP                                                             (3,251)
         Dividends paid                                                                              (5,114)               (3,596)
         Other, net                                                                                  (1,454)               17,354
                                                                                                  ---------             ---------
                  Net cash used by financing activities                                             (50,934)              (13,777)
                                                                                                  ---------             ---------
                  Net decrease in cash and cash equivalents                                         (25,380)              (69,017)

Cash and cash equivalents at beginning of period                                                     49,232               113,670

Cash and cash equivalents at end of period                                                           23,852                44,653
                                                                                                  =========             =========

Reconciliation of net earnings to net cash provided by operating activities:
         Net earnings                                                                                14,020                 9,092
         Adjustments to reconcile net earnings to net cash provided by operating activities:
                           Amortization of premiums and discounts on investments, net                 1,064                   787
                           Gain on sale of investment securities and loans receivable                  (178)                 (141)
                           Amortization of deferred loan origination fee income                        (536)                 (563)
                           Deferred  loan  origination  fee  income,  net of deferred costs              (6)                  277
                           Provision  for losses on loans  receivable,  federal funds
                                    sold, and real estate owned and in judgment                        (766)                  529
                           Gain on sale of real estate owned, net                                      (103)                 (141)
                           Gain on  sale  of real  estate  held  for  investment  and development       (47)                  (24)
                           Stock dividends from Federal Home Loan Bank                                 (947)                 (435)
                           Depreciation and amortization                                              1,315                 1,366
                           Increase (decrease) in deferred income taxes                                 245                   (88)
                           Interest expense credited to deposit accounts                             34,300                32,640
                           Amortization of unearned discounts and deferred income                       (85)                 (157)
                           Decrease in loans held for sale                                              333                   151
                           Increase in accrued interest receivable                                     (106)                 (789)
                           Increase in other assets                                                    (204)                  (10)
                           Increase (decrease) in current income taxes payable                        1,055                (2,849)
                           Increase in other liabilities                                                575                    37
                           FDIC/SAIF assessment payable                                                   0                 7,000
                           Other, net                                                                  (101)                   13
                                                                                                  ---------             ---------

                                    Net cash provided by operating activities                        49,828                46,695
                                                                                                  =========             =========

                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                              For the nine months ended
                                                                     September 30, 1997       September 30, 1996
                                                                     ------------------       ------------------
Noncash investing and financing transactions:

   Foreclosure of collateral securing loans, net of reserve               $     522                  498
                                                                          ========                  ====

   Decrease in net unrealized loss on securities
    available for sale, net of tax effect                                 $    (58)                 (214)
                                                                          ========                  ====

   Deferred tax effect of change in unrealized loss on
    securities available for sale                                         $    (35)                 (132)
                                                                          ========                  ====


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

2. Basis of Presentation - The Consolidated Statement of Financial Condition as of September 30, 1997, the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996, the Consolidated Statement of Stockholders' Equity for the nine month period ended September 30, 1997, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1996 Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings (Loss) per Share - Earnings (loss) per share for the three and nine month periods ended September 30, 1997 was calculated based on the number of primary shares and fully diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Benefit Plan
     (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

     See Exhibit 11.

4. Dividends - On September 17, 1997, the Company declared a 12.0(cent) per share cash dividend on the Company's common stock to shareholders of record on September 29, 1997. The cash dividend was paid on October 20, 1997.

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

     Earnings  per  Share.  On March 3,  1997,  the FASB  issued  SFAS No.  128,
     Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect on adoption will have a significant impact on the Company's financial position or results of operations.

     Reporting Comprehensive Income. In July 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

6. Acquisition of Delta Federal Savings, F.S.B. - Effective October 1, 1997, the Company acquired 100% of the common stock of Delta Federal Savings, F.S.B., Delta, Colorado ("Delta") through the merger of Delta with and into the Bank. Delta was acquired for $5.8 million of the Company's common stock. The Company expects to account for this transaction using the purchase method of accounting. This Form 10-Q does not take into account such acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company from its initial sale of stock, which have been invested in a loan to the Bank and in deposits in the Bank, and in a stock repurchase program resulting in the repurchase of 3.6 million shares of Company common stock for $58.1 million.

                      COMPARISON OF FINANCIAL CONDITION AT
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

The total assets of the Company decreased $894,000, or 0.1%, from $1,513.5 million at December 31, 1996 to $1,512.6 million at September 30, 1997. This decrease is due primarily to a decrease in Fed funds sold and other interest-earning assets of $24.8 million, or 89.3%, from $27.8 million at December 31, 1996 to $3.0 million at September 30, 1997. Mortgage-backed and other asset-backed securities also decreased, from $281.3 million at December 31, 1996 to $235.5 million at September 30, 1997, a decrease of $45.8 million, or 16.3%. The decrease in both Fed funds sold and in mortgage-backed and other asset-backed securities resulted from the Company utilizing those funds in the origination of loans receivable and to repurchase its stock. Offsetting the decrease was an increase in loans receivable of $61.0 million, or 5.7%. Investment securities also increased, from $72.7 million at December 31, 1996, to $80.7 million at September 30, 1997, an increase of $8.0 million, or 11.0%, due to the Company's decision to increase its portfolio.

As of September 30, 1997, non-performing assets totaled $3.1 million, or 0.2% of total assets, an increase from $2.9 million, or 0.2% of total assets, as of December 31, 1996.

The increase in liabilities primarily occurred in the deposit portfolio, which increased $13.0 million, or 1.1%, from $1,135.8 million at December 31, 1996, to $1,148.9 million at September 30, 1997. Total advances from the Federal Home Loan Bank increased by $7.8 million, or 6.4%, from $122.5 million as of December 31, 1996, to $130.3 million as of September 30, 1997.

Stockholders' equity decreased $18.8 million, or 8.7%, primarily due to net earnings of $14.0 million for the nine months ended September 30, 1997, being more than offset by dividends declared totaling $5.5 million and treasury stock purchases totaling $29.7 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Net earnings for the three months ended September 30, 1997 increased $5.4 million, to $5.2 million from a $172,000 loss for the three months ended September 30, 1996. The increase was primarily due to a decrease in noninterest expense, specifically in the FDIC premium category. President Clinton signed legislation on September 30, 1996 requiring all banks and savings associations with accounts insured by SAIF (administered by the Federal Deposit Insurance Corporation) to pay a special assessment to recapitalize the fund. First Federal's assessment was $7.0 million before taxes, which was charged to earnings during the third quarter of 1996 and resulted in the $172,000 net loss for the quarter. That decrease in noninterest expense was accompanied by a decrease in the provision (credit) for loan losses.

NET INTEREST INCOME. Net interest income increased $244,000, or 2.1%, from $11.8 million during the three months ended September 30, 1996 to $12.0 million during the three months ended September 30, 1997. This increase was primarily due to an increase in total interest income of $907,000, or 3.4%, from $26.3 million for the three months ended September 30, 1996 to $27.2 million for the three months ended September 30, 1997. This increase was primarily the result of an increase in interest income on loans receivable from $20.0 million in the three months ended September 30, 1996 to $22.0 million in the three months ended September 30, 1997, due to an increase of four basis points in the average interest earned on loans receivable and to an increase in the average portfolio balance of loans receivable of $94.6 million, or 9.3%, to $1,112.2 million for the three months ended September 30, 1997, from $1,017.6 million for the three months ended September 30, 1996. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. Interest income on investment securities (including those available for sale) remained stable at $1.3 million for both the three months ended September 30, 1996 and the three months ended September 30, 1997, due to the decrease in the average portfolio balance of $8.2 million, or 8.3%, to $90.0 million for the three months ended September 30, 1997, from $98.2 million for the three months ended September 30, 1996, being offset by an increase in the average rate on investment securities of 40 basis points. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $944,000, or 19.7%, to $3.9 million for the three months ended September 30, 1997, from $4.8 million for the three months ended September 30, 1996, due to the decrease in the average portfolio balance of $59.0 million, or 19.5%, to $244.4 million for the three months ended September 30, 1997, from $303.4 million for the three months ended September 30, 1996. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable.

The increase in interest income was combined with an increase in total interest expense of $663,000, or 4.6%, from $14.5 million for the three months ended September 30, 1996, to $15.2 million for the three months ended September 30, 1997. Interest paid on deposits increased by $389,000, or 3.1%, to $12.9 million for the three months ended September 30, 1997, from $12.5 million for the three months ended September 30, 1996. This increase was due primarily to an increase in the average balance of the deposits of $38.0 million, or 3.4%, to $1,145.8 million for the three months ended September 30, 1997, from $1,107.8 million for the three months ended September 30, 1996. Interest paid on borrowed funds also increased by $274,000, or 13.8%, to $2.3 million for the three months ended September 30, 1997, from $2.0 million for the three months ended September 30, 1996, due to an increase in the average balance of Federal Home Loan Bank advances and other borrowed money of $16.6 million, or 13.5%, to $139.7 million for the three months ended September 30, 1997, from $123.1 million for the three months ended September 30, 1996.

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans decreased by $1.5 million for the periods under comparison, from a provision of $218,000 for the three months ended September 30, 1996 to a credit of $1.3 million for the three months ended September 30, 1997. The credit for the three months ended September 30, 1997 was due primarily to the recovery of $1.5 million on a commercial real estate loan, offset by a provision of $180,000. The provision for the three months ended September 30, 1997 reflects management's recognition of and desire to appropriately reserve for the loan growth for the Bank. Management believes that the allowance for loan losses is adequate at September 30, 1997. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $236,000, or 17.4%, from $1.4 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997. This increase was primarily the result of an increase in fees and service charges of $124,000 and an increase in the net income from real estate operations of $107,000.

NONINTEREST EXPENSE. Noninterest expense decreased by $6.7 million, or 50.3% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The majority of the decrease related to the one-time special SAIF assessment expense of $7.0 million, causing the FDIC premium to decrease by $7.4 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Other increases included $655,000 in compensation expense and $117,000 in occupancy expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the three months ended September 30, 1997, primarily due to an increase of $663,000 resulting from expense recognized on vesting benefit plans due to the price appreciation of the fair market value of common stock in those plans.

INCOME TAX EXPENSE. Federal and state income taxes increased by $3.3 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, due primarily to the increase in earnings before income taxes.

                     COMPARISON OF OPERATING RESULTS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Net earnings for the nine months ended September 30, 1997 increased $4.9 million, or 54.2%, to $14.0 million from $9.1 million for the nine months ended September 30, 1996. The increase was primarily due to a decrease in net noninterest expense and a decrease in the provision (credit) for loan losses. The decrease in net noninterest expense can be attributed primarily to the 1996 one-time SAIF special assessment discussed previously.

NET INTEREST INCOME. Net interest income increased $88,000, or 0.2%, from $35.5 million during the nine months ended September 30, 1996 to $35.6 million during the nine months ended September 30, 1997. This increase was primarily due to an increase in total interest income of $2.2 million, or 2.8%, from $78.0 million for the nine months ended September 30, 1996 to $80.2 million for the nine months ended September 30, 1997. This increase was primarily the result of an increase in interest income on loans receivable from $58.1 million in the nine months ended September 30, 1996 to $64.6 million in the nine months ended September 30, 1997, due primarily to an increase in the average portfolio balance of loans receivable, which increased $111.5 million, or 11.4%, to $1,092.6 million for the nine months ended September 30, 1997, from $981.1 million for the nine months ended September 30, 1996. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. These increases in interest income were partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $3.1 million, or 21.0%, to $11.5 million for the nine months ended September 30, 1997, from $14.6 million for the nine months ended September 30, 1996, due to the decrease in the average portfolio balance of $53.2 million, or 17.1%, to $259.0 million for the nine months ended September 30, 1997, from $312.2 million for the nine months ended September 30, 1996. In addition, in connection with an examination by the Office of Thrift Supervision ("OTS") of the Company's mortgage-backed securities portfolio, a non-cash charge of $827,000 was booked against interest on mortgage-backed securities in second quarter 1997, relating to the assumptions used to amortize the costs incurred in acquiring certain mortgage-backed securities. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from those securities in loans receivable. Other interest income also decreased as did interest income on investment securities. Other interest income decreased $922,000, or 79.1%, from $1.2 million in the nine months ended September 30, 1996 to $243,000 in the nine months ended September 30, 1997, due to the decrease in the average portfolio balance of $27.1 million, or 77.2%, to $8.0 million for the nine months ended September 30, 1997 from $35.1 million for the nine months ended September 30, 1996. Interest income on investment securities (including those available for sale) decreased from $4.1 million in the nine months ended September 30, 1996 to $3.8 million in the nine months ended September 30, 1997, due to the decrease in the average portfolio balance of $11.0 million, or 11.0%, to $88.9 million for the nine months ended September 30, 1997, from $99.9 million for the nine months ended September 30, 1996.

The increase in interest income was combined with an increase in total interest expense of $2.1 million, or 5.0%, from $42.4 million for the nine months ended September 30, 1996, to $44.5 million for the nine months ended September 30, 1997. Interest paid on deposits increased $1.7 million, or 4.6%, to $38.1 million for the nine months ended September 30, 1997, from $36.4 million for the nine months ended September 30, 1996. This increase was primarily due to the increase in the average balance of the deposits of $49.9 million, or 4.6%, to $1,143.1 million for the nine months ended September 30, 1997, from $1,093.2 million for the nine months ended September 30, 1996. This increase in interest paid on deposits was accompanied by an increase in interest paid on borrowed funds of $447,000, or 7.4%, to $6.5 million for the nine months ended September 30, 1997, from $6.1 million for the nine months ended September 30, 1996, due to an increase in the average balance of Federal Home Loan Bank advances and other borrowed money of $9.1 million, or 7.3%, to $134.7 million for the nine months ended September 30, 1997, from $125.6 million for the nine months ended September 30, 1996.

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans decreased by $1.3 million for the periods under comparison, from a provision of $525,000 for the nine months ended September 30, 1996 to a credit of $766,000 for the nine months ended September 30, 1997. The credit for the nine months ended September 30, 1997 was due primarily to the recovery of $1.5 million on a commercial real estate loan, offset by a provision of $734,000. The provision for the nine months ended September 30, 1997 reflects management's recognition of and desire to appropriately reserve for the loan growth for the Bank. Management believes that the allowance for loan losses is adequate at September 30, 1997. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $256,000, or 6.2%, from $4.1 million for the nine months ended September 30, 1996 to $4.4 million for the nine months ended September 30, 1997. This increase was primarily the result of an increase in fees and service charges of $231,000.

NONINTEREST EXPENSE. Noninterest expense decreased by $6.6 million, or 26.5% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The majority of the decrease related to the one-time special SAIF assessment expense of $7.0 million in 1996, causing the FDIC premium to decrease by $8.3 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Other significant increases occurred in compensation expense ($1.7 million) and in occupancy expense ($145,000).

The Bank experienced increased compensation costs during the nine months ended September 30, 1997, primarily due to an increase of $478,000 in employee compensation resulting from increased staffing and to an increase of $1.2 million resulting from expense recognized on vesting benefit plans due to the price appreciation of the fair market value of common stock in those plans.

INCOME TAX EXPENSE. Federal and state income taxes increased by $3.3 million, or 64.0%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, due primarily to the increase in earnings before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the OTS regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's liquidity averaged 8.40% during the month of September, 1997. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at September 30, 1997 amounted to $3.0 million, a decrease of $24.8 million from December 31, 1996. This decrease reflects the utilization of excess Federal Funds sold and other interest-earning assets in funding loans receivable.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a September 30, 1997 balance of $130.3 million of Federal Home Loan Bank advances compared to $122.5 million as of December 31, 1996. These borrowings were used to fund the Bank's cash needs. The Bank also anticipates that it will require additional short-term borrowings to meet its current loan commitments. At September 30, 1997, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $19.1 million.

The Bank can also access the capital markets to meet its cash needs, and did so most recently in 1995.

As required by regulation, the Bank must maintain a minimum regulatory tangible capital ratio of 1.5% of tangible assets, a minimum core capital ratio of 3% of adjusted tangible assets, and a minimum risk-based capital ratio of 8% of total risk-weight assets.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of September 30, 1997:

                                                 AMOUNT                    % OF ASSETS
                                               -----------                 ------------


      GAAP Capital                             $   183,118                     12.10%
                                               ===========                     =====

      Tangible Capital:

            Actual                             $   178,260                     11.82%
            Required                                22,618                      1.50
                                               -----------                     -----
            Excess                             $   155,642                     10.32%
                                               ===========

      Core Capital:

            Actual                             $   180,826                     11.97%
            Required                                45,313                      3.00
                                               -----------                     -----
            Excess                             $   135,513                      8.97%
                                               ===========

      Risk-based Capital:

           Actual                             $   183,152                     22.67%
           Required                                64,644                      8.00
                                              -----------                     -----
           Excess                             $   118,508                     14.67%
                                              ===========


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

                              KEY OPERATING RATIOS

                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                           ------------------------         -------------------------
                                           1997 (1)        1996 (1)         1997 (1)        1996 (1)
                                           --------        --------         --------        --------
                                                    (Unaudited)                     (Unaudited)

Return on average assets                      1.37%         (0.05)%           1.24%         0.81%
Return on average equity                     10.55          (0.29)            9.42
                                                                                            5.06
Net interest spread                           2.79           2.61             2.73
                                                                                            2.65
Net interest margin                           3.32           3.29             3.28
                                                                                            3.31
Noninterest expense to average
   assets                                     1.75           3.54             1.62
                                                                                            2.22
Equity to assets (period end)                13.08          14.82            13.08         14.82


                                                          At September 30,      At December 31,
                                                               1997                 1996
                                                          ----------------      --------------

                                                                  (Dollars in Thousands,
                                                                  except per share data)
                                                                        (Unaudited)

Nonperforming loans                                           $ 1,831                $ 1,457
Repossessed real estate                                         1,247                  1,457
                                                              -------                -------
   Total nonperforming assets                                 $ 3,078                $ 2,914
                                                              =======                =======

Allowance for loan losses to nonperforming assets              141.50%                132.12%
Nonperforming loans to total loans                               0.16%                  0.14%
Nonperforming assets to total assets                             0.20%                  0.19%

Book value per share (2)                                      $ 12.00                $ 11.91



--------------
(1) The ratios for the three- and nine-month periods are annualized where appropriate.
(2) The number of shares outstanding as of September 30, 1997 and December 31, 1996 was 16,484,530 and 18,184,108, respectively. This includes shares purchased by the ESOP.

                          FIRST COLORADO BANCORP, INC.
                                     PART II


Item 1. Legal Proceedings - From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1997 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.             Other Information - Not applicable.

Item 6.             Exhibits and Reports on Form 8-K

                    (a)  Exhibits - Exhibit 11 - Statement Regarding Computation
                                                 of Earnings per Share

                     (b) Reports on  Form 8-K - On October 2, 1997,  the Company
                         filed a Current Report on Form 8-K announcing the completion of the Company's acquisition of Delta, through the merger of Delta with and into the Bank.

                          FIRST COLORADO BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


         First Colorado Bancorp, Inc.       (Registrant)


Date: November 12, 1997                     By:   /s/ Malcolm E. Collier, Jr.
                                                  ---------------------------
                                                  Malcolm E. Collier, Jr.
                                                  Chairman of the Board
                                                  Chief Executive Officer

Date: November 12, 1997                     By:   /s/ Brian L. Johnson
                                                  --------------------
                                                  Brian L. Johnson
                                                  Executive Vice President
                                                  Treasurer