Form 10-Q/A
period 1997-09-30
FIRST COLORADO BANCORP INC
filed 1997-11-14
CIK 1001287

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
                                                                     ==========                 ==========

                   First Colorado Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Operations
          (Dollars in Thousands, except per share amounts) (unaudited)

                                                  For the three months ended                     For the nine months ended
                                            September 30, 1997     September 30, 1996       September 30, 1997   September 30, 1996
                                            ------------------     ------------------       ------------------   ------------------

Interest income:
         Loans                                $     22,008                20,025                   64,604             58,074
         Mortgage-backed securities                  3,852                 4,796                   11,511             14,580
         Investment securities                       1,321                 1,342                    3,817              4,137
         Other                                          46                   157                      243              1,165
                                              ------------                ------                   ------             ------
                  Total interest income
                                                    27,227                26,320                   80,175             77,956
                                              ------------                ------                   ------             ------

Interest expense:
         Deposits                                   12,919                12,530                   38,053             36,369
         Borrowed funds                              2,261                 1,987                    6,526              6,079
                                              ------------                ------                   ------             ------
                  Total interest expense            15,180                14,517                   44,579             42,448
                                              ------------                ------                   ------             ------

Net interest income                                 12,047                11,803                   35,596             35,508

Provision (credit) for loan losses                  (1,320)                  218                     (766)               525
                                              ------------                ------                   ------             ------
Net interest income after provision
         for loan losses                            13,367                11,585                   36,362             34,983
                                              ------------                ------                   ------             ------

Noninterest income:
         Fees and service charges                    1,336                 1,212                    3,794              3,563
         Gain on sale of loans, net                     79                    75                      178                141
         Net income from real estate
                  operations                           133                    26                      271                297
         Rental income                                  45                    44                      139                125
                                              ------------                ------                   ------             ------
                  Total noninterest income           1,593                 1,357                    4,382              4,126
                                              ------------                ------                   ------             ------
Noninterest expense:
         Compensation                                3,933                 3,278                   10,528              8,857
         Occupancy                                   1,043                   926                    3,005              2,860
         Provision (credit) for losses on
                  real estate owned                    (21)                  (24)                     (21)                 4
         Credit for losses on federal funds
           sold                                         --                    --                       --                (18)
         Professional fees                             193                   198                      527                605
         Advertising                                   266                   234                      717                760
         Printing, supplies and postage                263                   257                      848                801
         FDIC premiums                                 183                 7,621                      543              8,880
         Other, net                                    732                   785                    2,147              2,128
                                              ------------                ------                   ------             ------
                  Total noninterest expense          6,592                13,275                   18,294             24,877
                                              ------------                ------                   ------             ------

Earnings before income taxes                         8,368                  (333)                  22,450             14,232
Income tax expense                                   3,188                  (161)                   8,430              5,140
                                              ------------                ------                   ------             ------
Net earnings                                  $      5,180                  (172)                  14,020              9,092
                                              ============                ======                   ======             ======
   Primary earnings (loss) per share          $       0.32                 (0.01)                    0.87               0.48

   Primary shares outstanding                   15,955,863            18,479,601               16,149,346         18,904,021

   Fully diluted earnings (loss) per share    $       0.32                 (0.01)                    0.86               0.48

   Fully diluted shares outstanding             16,083,673            18,604,427               16,277,156         19,028,847


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


                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                  For the nine months ended
                                                                                             September 30, 1997  September 30, 1996
                                                                                             ------------------  ------------------
Cash flows from financing activities:
         Net increase (decrease) in deposits                                                      $ (21,257)                1,777
         Proceeds of advances from Federal Home Loan Bank                                           233,700                56,700
         Repayment of advances from Federal Home Loan Bank                                         (225,905)              (60,355)
         Repayment of bonds payable and other borrowings                                               (414)                 (456)
         Net decrease in advances by borrowers for taxes and insurance                               (3,208)               (4,103)
         Purchase of treasury shares                                                                (29,749)              (15,766)
         Cash paid for stock offering and conversion costs                                                0                (2,135)
         Net proceeds from exercised stock options                                                      155                    54
         Net proceeds from ESOP/MRP/MSBP                                                              2,312                (3,251)
         Dividends paid                                                                              (5,114)               (3,596)
         Other, net                                                                                  (1,454)               17,354
                                                                                                  ---------             ---------
                  Net cash used by financing activities                                             (50,934)              (13,777)
                                                                                                  ---------             ---------
                  Net decrease in cash and cash equivalents                                         (25,380)              (69,017)

Cash and cash equivalents at beginning of period                                                     49,232               113,670

Cash and cash equivalents at end of period                                                           23,852                44,653
                                                                                                  =========             =========

Reconciliation of net earnings to net cash provided by operating activities:
         Net earnings                                                                                14,020                 9,092
         Adjustments to reconcile net earnings to net cash provided by operating activities:
                           Amortization of premiums and discounts on investments, net                 1,064                   787
                           Gain on sale of investment securities and loans receivable                  (178)                 (141)
                           Amortization of deferred loan origination fee income                        (536)                 (563)
                           Deferred  loan  origination  fee  income,  net of deferred costs              (6)                  277
                           Provision  for losses on loans  receivable,  federal funds
                                    sold, and real estate owned and in judgment                        (766)                  529
                           Gain on sale of real estate owned, net                                      (103)                 (141)
                           Gain on  sale  of real  estate  held  for  investment  and development       (47)                  (24)
                           Stock dividends from Federal Home Loan Bank                                 (947)                 (435)
                           Depreciation and amortization                                              1,315                 1,366
                           Increase (decrease) in deferred income taxes                                 245                   (88)
                           Interest expense credited to deposit accounts                             34,300                32,640
                           Amortization of unearned discounts and deferred income                       (85)                 (157)
                           Decrease in loans held for sale                                              333                   151
                           Increase in accrued interest receivable                                     (106)                 (789)
                           Increase in other assets                                                    (204)                  (10)
                           Increase (decrease) in current income taxes payable                        1,055                (2,849)
                           Increase in other liabilities                                                575                    37
                           FDIC/SAIF assessment payable                                                   0                 7,000
                           Other, net                                                                  (101)                   13
                                                                                                  ---------             ---------

                                    Net cash provided by operating activities                        49,828                46,695
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

The Bank's capital requirements and actual capital under OTS regulations are as follows as of September 30, 1997:

                                                 AMOUNT                    % OF ASSETS
                                               -----------                 ------------


      GAAP Capital                             $   183,118                     12.10%
                                               ===========                     =====

      Tangible Capital:

            Actual                             $   178,260                     11.82%
            Required                                22,618                      1.50
                                               -----------                     -----
            Excess                             $   155,642                     10.32%
                                               ===========                     =====

      Core Capital:

            Actual                             $   180,826                     11.97%
            Required                                45,313                      3.00
                                               -----------                     -----
            Excess                             $   135,513                      8.97%
                                               ===========                     =====

      Risk-based Capital:

           Actual                             $   183,152                     22.67%
           Required                                64,644                      8.00
                                              -----------                     -----
           Excess                             $   118,508                     14.67%
                                              ===========                     =====

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