Form 10-K
period 1997-12-31
FIRST COLORADO BANCORP INC
filed 1998-03-31
CIK 1001287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1997
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                                ---------------      -----------------

Commission file number:   0-27126
                          -------
                          First Colorado Bancorp, Inc.
             (Exact name of Registrant as specified in its charter)

                Colorado                                       84-1320788
--------------------------------------                       -------------------
       (State or other jurisdiction of                       (I.R.S. employer
      of incorporation or organization)                      identification no.)

  215 S. Wadsworth Boulevard, Lakewood Colorado                   80226
  ---------------------------------------------                   -----
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (303) 232-2121
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                              --------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Registrant's voting stock trades on the Nasdaq National Market System under the symbol "FFBA." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 24, 1998 ($28.4375 per share), was $478.5 million.

         As of March 24, 1998, registrant had 16,826,798 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

2. Part III -- Portions of registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 4, 1998.

                                     PART I

Item 1.  Business
-----------------

Business of the Company

         First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995, at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank (collectively, the "Conversion and Reorganization"). Prior to the consummation of the Conversion and Reorganization, the Mutual Holding Company was the majority stockholder of the Bank and upon consummation of the Conversion and Reorganization, the Mutual Holding Company was merged with and into the Bank. The Company acquired the Bank as a wholly owned subsidiary upon the consummation of the Conversion and Reorganization on December 29, 1995. In connection with the Conversion and Reorganization, the Company sold 13,403,798 shares of its common stock to the public in an initial public offering (the "Offering") and issued 6,619,539 shares in exchange for the outstanding shares of the Bank held by persons other than the Mutual Holding Company. As of December 31, 1997, the Company had total assets of $1.6 billion, total deposits of $1.2 billion, and stockholders' equity of $209.3 million, or 13.5% of total assets.

         The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's $10.5 million loan to the Bank's Employee Stock Ownership Plan ("ESOP") and the portion of the net proceeds from the Offering retained by the Company, which have been invested in a $3.6 million loan to the Bank and in deposits in the Bank and in a stock repurchase program resulting in the repurchase of 3.7 million shares of Company common stock for $58.9 million (3.3 million shares with a cost of $53.6 million at December 31, 1997). The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company does not intend to employ any persons other than executive officers who are also executive officers of the Bank, and the Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies.

Proposed Merger with Commercial Federal Corporation

         On March 9, 1998, the Company approved an Agreement of Merger and Reorganization ("Merger Agreement") with Commercial Federal Corporation whereby the Company will merge with Commercial Federal Corporation and each share of the Company's common stock will be exchanged for a certain amount of Commercial Federal Corporation common stock in accordance with the Merger Agreement (the "Merger"). The Merger will be submitted for approval by the stockholders of the

Company at a special meeting of stockholders anticipated to be held later in 1998. There can be no assurance that all conditions contained in the Merger Agreement (including approval by the stockholders of the Company and Commercial Federal Corporation, and regulatory approval) will be met.

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

Year 2000 Compliance

         The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing. Until such assessments are complete, it is not possible to predict the affect on the Company of noncompliance by external entities.

         The Company expects that the principal costs will be those associated with the remediation and testing of its computer applications. This effort is under way and is following a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of these costs will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs.

         The Company does not anticipate that the related overall costs will be material to any single year.

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

         Based upon total assets, the Bank was the largest thrift institution based in the State of Colorado as of December 31, 1997. As of December 31, 1997, one other thrift institution and 46 commercial banks were headquartered in the Denver metropolitan area. The Bank also competes with several other larger financial institutions, headquartered outside of Colorado, which maintain offices in the Bank's market area. These competitors may be able to offer better loan rates from time to time due to their size, financial resources, and competitive strategy.

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

         For further information, see "Management's Discussion of 1997 Results" in the Annual Report to Stockholders for the year ended December 31, 1997.

Lending and Mortgage-Backed Securities Activities

         Loan and Mortgage-Backed Securities Portfolio Composition. The Bank's loan and mortgage-backed securities portfolio composition consists primarily of conventional fixed-rate and adjustable-rate first mortgage loans secured by one-to-four family residences and, to a lesser extent, multi-family residences and commercial real estate. As of December 31, 1997, the Bank's total net portfolio of loans and mortgage-backed and other asset-backed securities outstanding (the "loan portfolio") was $1,381.0 million, of which $1,213.1 million, or 87.8% was secured by one-to-four family residential dwellings. At that same date, $74.6 million, or 5.4% of the loan portfolio was secured by multi-family dwellings, and $80.1 million, or 5.8% of the loan portfolio was secured by non-residential commercial real estate.

         The Bank is active in making second mortgage loans on one-to-four family residential properties, which constituted $147.4 million, or 10.7% of the loan portfolio at December 31, 1997. To a lesser extent, the Bank originates construction loans, primarily for one-to-four family residential properties, and at December 31, 1997, such loans constituted $16.1 million or 1.2% of the loan portfolio. The Bank does not actively offer commercial business loans, and at December 31, 1997, such loans constituted $314,000 or 0.02% of the loan portfolio.

         Mortgage loans in the Bank's portfolio generally include due-on-sale clauses that provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

         The Bank also invests in mortgage and other asset-backed securities. As of December 31, 1997, total mortgage/asset-backed securities aggregated $216.4 million, or 15.7% of the Bank's loan portfolio. A portion of the mortgage-backed securities portfolio as of December 31, 1997 was insured or guaranteed as to principal by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA").

         Analysis of Loan and Mortgage-Backed Securities Portfolios. Set forth below is selected data relating to the composition of the Bank's loan and mortgage-backed securities portfolios by type of loan and type of security on the dates indicated.

                                                                        As of December 31,
                             -------------------------------------------------------------------------------------------------------
                                   1993                  1994                 1995                  1996                1997
                             -----------------  --------------------- ------------------- ------------------------------------------
                             Balance   Percent     Balance    Percent    Balance Percent     Balance    Percent    Balance  Percent
                             -------   -------  ------------ -------- ---------- -------- ----------   -------- ----------- --------
Type of Loan:                                                       (Dollars in Thousands)
Conventional,
VA and FHA real estate
 loans(1):
  Construction............  $ 16,822     1.62%   $  28,525     2.45%   $  30,731    2.47% $   27,931      2.08% $    16,098    1.17%
  One- to four-family.....   458,311    44.05      567,621     48.78     736,240   59.28     855,992     63.75      964,629   69.85
  Multi-family............    71,361     6.86       76,217      6.55      71,965    5.79      73,543      5.48       70,388    5.10
  Nonresidential..........    50,943     4.90       70,695      6.08      67,329    5.42      66,918      4.98       70,909    5.13
Commercial loans..........       174     0.02          271      0.02         491    0.04         283      0.02          314    0.02
Consumer loans:
  Savings account.........     4,392     0.42        3,731      0.32       4,657    0.37       5,252      0.39        5,028    0.36
  Home improvement........    12,737     1.22       19,053      1.64      23,356    1.88      30,403      2.27       30,516    2.21
  Automobile..............     5,270      .51        7,263      0.62       8,404    0.68      10.233      0.76        7,511    0.54
  Unsecured open-end......     1,537      .15        1,744      0.15       4,415    0.36       5,099      0.38        4,918    0.36
  Other...................       585      .05          937      0.08       1,090    0.09       1,498      0.11        3,813    0.28

Less:
  Loans in process........    (7,083)   (0.75)      (9,056)    (0.78)    (11,440)  (0.92)     (9,758)    (0.73)      (4,650)  (0.34)
  Deferred loan
    origination
    fees and costs........    (4,211)   (0.41)      (3,748)    (0.32)     (3,153)  (0.25)     (2,020)    (0.15)        (156)  (0.01)
  Allowance for
    loan losses...........    (3,575)   (0.34)      (3,310)    (0.28)     (2,926)  (0.24)     (3,850)    (0.29)      (4,716)  (0.34)
                           --------- --------   ---------     ------  ---------   -----   ---------     -----   ----------  ------

    Total loans, net......   606,543    58.30%     759,943    65.31%     931,159  74.97%   1,061,524    79.05%    1,164,602  84.33
                           ---------  -------    ---------   ------    ---------  -----    ---------   ------     --------- ------

Mortgage- and asset-
  backed securities, net..   433,870    41.70%     403,694    34.69%     310,886  25.03%     281,289    20.95%      216,382  15.67%
                           ---------   ------    ---------    -----    ---------  -----    ---------   ------     --------- ------
   Loans and mortgage -
     and asset-backed
     securities, net......$1,040,413   100.00%  $1,163,637   100.00%  $1,242,045 100.00%  $1,342,813   100.00%   $1,380,984 100.00%
                           =========   ======    =========   ======    ========= ======    =========   ======     ========= ======

--------------------------
(1)      Includes first mortgage and home equity loans.

         One-to-Four Family Mortgage Loans. The Bank offers first mortgage loans secured by one-to-four family residences in the Bank's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. As of December 31, 1997, 87.8% of the Bank's loans and mortgage-backed and other asset-backed securities receivable were secured by one-to-four family residential real estate mortgages. The Bank currently offers ARM loans with interest rates that adjust every six months with a maximum rate increase cap of 1% per adjustment, and a lifetime rate increase cap of 4% to 6%. Some of these ARM loans are fixed for three or five years with rates adjusting semi-annually or annually after the initial term. The interest rates on the Bank's ARM loans are based primarily on the one-year U.S. Treasury Constant Maturity Treasury rate. As of December 31, 1997, six month, one year and three year ARM loans originated by the Bank constituted 79.4%, 17.0%, and 3.6% of the originated ARM loan portfolio, respectively. ARM loans are originated for a term of up to 30 years. The Bank generally originates one-to-four family residential mortgage loans in amounts up to 85% of the appraised value of the mortgaged property, but will consider loan-to-value ratios of up to 97% if the loan amount exceeding the 85% loan-to-value ratio is insured by a private mortgage insurance ("PMI") company. The Bank usually charges an origination fee of 0.5% (1/2 point) of the loan amount on one to-four family ARM loans. Even in the current economic environment which has caused a decrease in the overall level of interest rates, the Bank continues to see significant interest in ARM loans. The Bank retains the ARM loans it originates for its loan portfolio.

         The Bank also offers 10, 12, 15 and 30 year fixed rate mortgage loans. Interest rates charged on fixed rate loans are competitively priced based on the FNMA/FHLMC daily pricing of one-to-four family mortgages. Loan origination fees on these loans are generally 0.75% to 1.0% of the loan amount. One type of fixed rate 15 year mortgage loan offered by the Bank is the bi-weekly loan, which features bi-weekly mortgage payments. These bi-weekly payments cause the principal of the mortgage loan to be repaid more rapidly than traditional 15 year mortgage loans and therefore cause the borrower to pay less interest during the lifetime of the bi-weekly loan than would be paid for a traditional 15 year mortgage loan made at the same interest rate. The Bank currently retains all loans with terms of less than 15 years to maturity, regular amortized, and all 15 year bi-weekly loans, for its loan portfolio and attempts to sell its fixed rate non-biweekly loans of 15 years and more and its bi-weekly loans with terms of more than 15 years in the secondary market.

         The Bank originates second mortgage loans and home equity loans secured by one-to-four family residences. These loans generally are originated as fixed rate loans with terms of from five to ten years. An origination fee is charged on non-owner occupied properties, while most of these loans are originated for costs only. The loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgages or liens. The Bank's most popular second mortgage loan is a ten year fixed rate loan which is originated for retention in the Bank's loan portfolio. Based upon experience, these loans have an average life of 6.6 years. The Bank also originates a revolving line of credit secured by one-to-four family residences. As of December 31, 1997 home equity loans constituted 10.7% of the Bank's loan portfolio.

         Multi-Family Mortgage Loans. The Bank originates, to a limited extent, fixed rate and adjustable rate multi-family mortgage loans secured primarily by apartment buildings located in its primary lending area. As of December 31, 1997, $74.6 million, or 5.4% of the Bank's loan portfolio consisted of multi-family residential loans. These loans are generally made in amounts up to 75% of the appraised value of the mortgaged property. In making such loans, the Bank evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. The Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Bank's lending experience, if any, with the borrower. An origination fee of 1% to 2% is usually charged on such loans. The largest multi-family loan as of December 31, 1997, had an outstanding balance of $3.1 million and was secured by a 182 unit retirement center located in the Denver metropolitan area.

         Commercial Real Estate. The Bank also originates commercial real estate loans secured by properties located within its primary market area. The Bank's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, including shopping malls, industrial facilities and other non-residential buildings. The Bank generally originates commercial real estate loans with terms of 10 to 15 years and balances generally under $2.0 million. As of December 31, 1997, the Bank had loans secured by commercial real estate totalling $80.1 million, or 5.8% of the Bank's loan portfolio. Eighteen of the commercial real estate loans had principal balances outstanding of over $1.0 million as of December 31, 1997. The largest commercial real estate loan was secured by a bank building in Wheatridge, Colorado, with a loan balance of $3.7 million at December 31, 1997. Commercial real estate loans are generally originated in amounts ranging from 65% to 75% of the appraised value of the mortgaged property. The Bank makes both adjustable and fixed rate commercial real estate loans. The adjustable rate loans have amortization terms of up to 20 years, and most have balloon payments after 10 years. The rate of interest on these loans is tied to either the prime rate or the Constant Maturity Treasury Index. Fixed rate commercial real estate loans generally have 10 to 15 year terms, and some are balloon loans.

         Construction Loans. The Bank's construction loan portfolio consists primarily of residential construction loans with initial terms of six months to one year. Land acquisition and development loans are also made on a limited basis. The construction loans made by the Bank have an adjustable rate tied to the prime rate, adjusted monthly. Generally, such loans are repaid or refinanced by permanent loans when the property is completed or sold. A majority of construction loans are made on properties that are presold. Construction loans constituted $16.1 million, or 1.2% of the Bank's loan portfolio as of December 31, 1997.

         Consumer Loans. Federal savings associations are permitted to make secured and unsecured consumer loans up to 35% of their assets. In addition, a savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. Consumer loans, including home improvement loans, amounted to 51.8 million, or 3.8% of the Bank's loan portfolio as of December 31, 1997.

         The Bank has engaged in consumer lending for the past 18 years and had a specialized consumer loan department for 12 years. The Bank's consumer lending consists primarily of home equity loans secured by one-to-four family residential properties. These loans are described above under "- One-to- Four Family Mortgage Loans" and are included in the table describing the Bank's loan portfolio as loans secured by one-to-four family residential property. The Bank also offers unsecured consumer loans, unsecured lines of credit, savings account loans, and automobile loans.

         Commercial Business Loans. Regulations authorize the Bank to make secured or unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Bank's assets. In addition, another 10% of total assets may be invested in commercial equipment leasing. The Bank does not actively offer commercial business loans. As of December 31, 1997, $314,000, or 0.02% of the Bank's loan portfolio was classified as commercial business loans.

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

         At December 31, 1997, all of the Bank's investment in CMOs consisted of regular interests. As of December 31, 1997, the Bank's CMOs did not include any residual interests or interest-only or principal-only securities. As a matter of policy, the Bank does not invest in residual interests of CMOs or interest-only and principal-only securities. The CMOs held by the Bank at December 31, 1997 consisted of floating rate and fixed rate tranches. The interest rate of a majority of the Bank's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one-to-four family residential real estate and have contractual maturities up to 30 years. The securities are primarily PACs and TACs (Planned and Targeted Amortization Classes) which are designed to provide a specific principal and interest cash-flow.

         Privately issued CMOs tend to have greater prepayment and credit risk than those issued by government agencies or government sponsored enterprises (e.g., FHLMC, FNMA, and GNMA) generally because they often are secured by jumbo loans (i.e., loans with aggregate outstanding balances above the limit for purchases by FHLMC or FNMA). At December 31, 1997, the Bank had CMOs with an aggregate carrying amount (including discounts and premiums) of $163.6 million, of which $135.0 million, or 82.5% were privately issued. To minimize the credit risk of private issued CMOs, the Bank only purchases those CMOs rated AA or better by one of the rating agencies.

         Mortgage-backed  securities  generally  yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed and related securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Bank in the event that the Bank determined to utilize borrowings as a source of funds. Mortgage-backed securities insured or guaranteed by the GNMA, FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans.
See "Regulation of the Bank - Regulatory Capital Requirements."

         During the most recent declining interest rate environment, the Bank experienced significant prepayments of both fixed- and adjustable-rate mortgage-backed securities. Such circumstances generally make it difficult for the Bank to reinvest the cash flow from these securities into comparable yielding investments, thereby decreasing its yield.

         As of December 31, 1997, government insured or guaranteed mortgage-backed securities and CMOs amounted to $54.5 million or 3.9% of the loan portfolio, and $161.9 million or 11.7% of the loan portfolio, respectively. The CMOs purchased by the Bank are generally in the first or second tranche priorities with a two to five year average life based upon prepayment schedules and carried a weighted average coupon of 6.53% and a weighted average expected maturity of 51 months as of December 31, 1997.

         In addition, the Bank periodically purchases AAA-rated asset-backed securities, generally secured by credit card receivables and automobile loans. The Bank's investment policy limits the maturity of these securities to an average life of three years. No asset-backed securities were included in the Bank's loan portfolio as of December 31, 1997.

         The   following   table   presents  the  Bank's   mortgage-backed   and
asset-backed securities at the dates indicated. Securities classified held-to-maturity and available-for-sale are carried at amortized cost and market value, respectively.

                                                                                       As of December 31,
                                                                         ----------------------------------------------
                                                                           1995               1996               1997
                                                                         --------         ----------           --------
                                                                                    (Dollars In Thousands)
Federal Home Loan Mortgage
   Corporation.................................................          $ 39,168           $ 47,366           $ 29,631
Federal National Mortgage Association..........................            23,263             30,862             23,787
Government National Mortgage Association ......................               520                419                285
Collateralized mortgage obligations and
   other mortgage-backed securities............................           243,024            200,004            161,505
Asset-backed securities........................................             2,292                 --                 --
                                                                         --------         ----------           --------
                                                                          308,267            278,651            215,208
Allowance for losses...........................................              (171)              (181)              (153)
Unamortized premiums, net......................................             2,790              2,819              1,327
                                                                         --------           --------           --------
     Total.....................................................          $310,886           $281,289           $216,382
                                                                          =======            =======            =======



         During periods of rising mortgage interest rates, if the coupon rates of the underlying mortgages are less than the prevailing market interest rates offered for mortgage loans, refinancings generally decrease and slow the prepayment of the underlying mortgages and the related securities. Conversely, during periods of falling mortgage interest rates, if the coupon rates of the underlying mortgages exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related securities. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates in fiscal 1993 and the first part of fiscal 1994 as well as to accelerated prepayments. At December 31, 1997, of the $216.4 million of mortgage-backed securities (including CMOs), $131.7 million were secured by fixed-rate securities and $84.7 million were secured by adjustable-rate securities.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. However, the Bank's policy has been to limit loans to a single borrower to 10% of capital and to require approval of the Board of Directors for aggregation of loans to one borrower greater than $1 million. As of December 31, 1997, the Bank's loan to one borrower limit was $20.9 million. The lending limits to one borrower has not adversely affected the Bank's ability to conduct its operations, particularly because it does not typically make real estate development and construction loans which carry large balances. The largest aggregation of loans to one borrower at December 31, 1997 was $8.0 million consisting of one construction loan, five land acquisition and development loans, one office building loan and five single family loans. The second largest aggregation of loans to one borrower was $6.1 million secured by four office and retail properties in the Denver metropolitan area. The third largest aggregation of loans to one borrower was $5.9 million secured by 10 office and retail properties in the Denver metropolitan area. The fourth largest aggregation of loans to one borrower was $5.8 million secured by ten apartment properties in Boulder, Colorado. The fifth largest aggregation of loans to one borrower was $5.6 million secured by four apartment properties in the Denver metropolitan area.

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans, mortgage-backed securities, and asset-backed securities in the Bank's portfolio based on their maturities. The table includes scheduled principal payments and estimated prepayments, which totalled $250.9 million, $307.6 million and $341.0 million for the years ended December 31, 1995, 1996, and 1997, respectively. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which they mature, and fixed rate loans are included in the period in which the final contractual payment is due.

                                                                              At December 31, 1997
                                                ------------------------------------------------------------------------------------
                                                              Over One        Over            Over Five
                                                               Through        Three            Through
                                                  One Year      Three        Through             Ten       Over Ten
                                                   or Less      Years      Five Years           Years       Years          Total
                                                   -------      -----      ----------           -----       -----          -----
                                                                            (In Thousands)
1-4 family first mortgage loans:
  Adjustable rate..........................       $195,330     $219,757     $112,715           $122,784     $ 77,127    $   727,713
  Fixed rate...............................         85,530      113,357       83,680            101,074       22,689        406,330
Other residential and all
  nonresidential:
  Adjustable rate.........................           3,918        8,847       10,390             85,205        3,773        112,133
  Fixed rate...............................          5,290        3,024        3,562             18,899           --         30,775
Second mortgage and home equity loans......         20,397       32,206       26,290              9,301           --         88,194
Consumer loans.............................          7,732        9,868        1,374                256           --         19,230
Commercial business loans..................             98          216           --                 --           --            314
Deferred loan origination
  fees and costs...........................             --           --           --                 --           --          1,172
Allowance for loan and MBS loss............             --           --           --                 --           --         (4,877)
                                                   -------      -------     --------           --------     --------    ----------
  Loans and mortgage-backed
  and other asset-backed
  securities, net..........................       $318,295     $387,275     $238,011           $337,519     $103,589     $1,380,984
                                                   =======      =======      =======            =======      =======      =========




         The following table sets forth the dollar amount of all loans and mortgage-backed and asset- backed securities due after December 31, 1997, that have pre-determined (or fixed) interest rates and which have floating or adjustable interest rates.
                                         Fixed              Adjustable
                                         Rate                  Rate
                                         ----                  ----
                                                (In Thousands)
Real estate mortgage.............      $346,285               $640,598
Second mortgage..................        67,797                     --
Consumer.........................        11,498                     --
Commercial.......................           216                     --
                                        -------                -------

 Total...........................      $425,796               $640,598
                                        =======                =======


         Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing or past customers, customer referrals, real estate brokers, contractors, and call-ins and walk-ins to its offices. The Bank has loan officers who originate mortgage, consumer, commercial real estate and construction loans. The Bank also advertises in local newspapers for first and second mortgage loans, home equity and consumer loans. One-to-four family residential mortgage loans are also originated in areas of Colorado where the Bank does not have offices through loan originators who are independent contractors and are compensated on a commission basis. Since 1994, the Bank has used these independent contractors to originate a significant volume of one-to-four family mortgage loans in the Denver metropolitan area. Loan applications originated by independent loan originators are in compliance with the Bank's underwriting policies and procedures. For the years ended December 31, 1995, 1996 and 1997, loans originated through independent loan originators approximated $152.7 million, $135.6 million, and $145.8, respectively.

         Upon receipt of any loan application from a prospective borrower, a credit report and other documentation are ordered to confirm specific information relating to the loan applicant's employment, income, and credit standing. An appraisal or other evaluation of the real estate intended to secure the proposed loan is obtained. In connection with the loan approval process, the Bank's loan officers analyze the loan applications and the property involved. All residential, multi-family, construction, and commercial real estate loans are processed at the Bank's main office, while home equity and other types of consumer loans may be processed at any of the Bank's offices. Residential first mortgage loans of up to $400,000 may be approved (with varying dollar limitations) by one of seven underwriters designated by the Board of Directors. Residential first mortgage loans over $400,000 also require the approval of the Bank's President or the Chief Executive Officer. Construction and commercial real estate loans up to $400,000 may be approved by a specific senior vice president; loans for over $400,000 up to $750,000 also require the approval of the President. Construction and commercial real estate loans for over $750,000 require the approval of the Chief Executive Officer, and those for $1.0 million or more require the approval of the Board of Directors or the Executive Committee of the Board of Directors. All loans purchased by the Bank are reviewed by senior lending officers. In connection with loans purchased by the Bank, the Bank requires an appraisal, in addition to the information required for all loans originated by the Bank.

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

         Most of the loans purchased are secured by real estate located outside of Colorado, including California, Wisconsin, Illinois and the East Coast. At December 31, 1997, the Bank's purchased loan portfolio totaled $69.2 million, or 5.9% of the loan portfolio. Of the purchased loan portfolio at December 31, 1997, 12.4% are Colorado loans, while the majority, 78.7%, are California loans (of which approximately 0.7% were nonperforming at December 31, 1997) and 8.3% are loans in the Midwestern United States.

         The  following   table  sets  forth  loans  and   mortgage-backed   and
asset-backed securities originated, purchased, sold, and repaid during the periods indicated.

                                                                                      Year Ended December 31,
                                                                     --------------------------------------------------------
                                                                         1995                  1996                 1997
                                                                       ---------             ---------           ---------
                                                                                    (In Thousands)
Loans receivable and mortgage-backed securities,
net at beginning of period.................................           $1,163,637            $1,242,045          $1,342,813
                                                                       ---------             ---------           ---------

Loans originated:
  One-to-four family residential...........................              232,136               235,352             237,374
  Multi-family residential and commercial real
       estate..............................................               10,660                35,504              28,715
  Construction loans.......................................               32,782                28,955              16,954
  Consumer loans...........................................               62,003                87,523              70,804
  Commercial loans.........................................                1,604                 1,549                 721
                                                                      ----------            ----------         -----------
    Total loans originated.................................              339,185               388,883             354,568
                                                                       ---------             ---------          ----------

Loans and MBS purchased:
  One-to-four family residential...........................               17,932                    --              29,808
  Consumer loans...........................................                   --                    --               5,221
  Mortgage-backed securities...............................                   --                34,149               2,220
                                                                     -----------            ----------          ----------
    Total loans and MBS purchased..........................               17,932                34,149              37,249
                                                                       ---------            ----------          ----------

Additions to revolving loans receivable                                    2,663                11,358               7,538
  and MBS, net.............................................

Loans sold:
  Whole loans sold.........................................               (6,468)              (25,258)            (15,283)
  Mortgage-backed securities...............................              (24,469)                   --                  --
                                                                      ---------           ------------           ---------
    Total loans and MBS sold...............................              (30,937)              (25,258)            (15,283)
                                                                      ----------           -----------          ----------

Loan and MBS principal repayments(1).......................             (250,899)             (307,554)           (340,980)

Other addition (reduction) to loans receivable and                           464                  (810)             (4,921)
                                                                      ----------             ---------         -----------
 MBS, net(2)...............................................
Net loan and MBS activity..................................               78,408               100,768              38,171
                                                                       ---------             ---------          ----------

Loans receivable and mortgage-backed
  securities, net at end of period.........................           $1,242,045            $1,342,813          $1,380,984
                                                                       =========             =========           =========


----------------
(1)  Includes   principal   repayments  on   mortgage-backed   and  asset-backed
     securities.

(2) Loans transferred to real estate owned or real estate in judgement, net of amortization of any deferred fees, and net change in loan loss reserves.

         Loan Commitments. The Bank generally grants commitments to fund fixed-rate, single-family mortgage loans for periods of up to 30 days at a specified term and interest rate. The Bank also makes standby loan commitments for up to six months for which it receives a non-refundable commitment, usually equal to approximately 1% of the committed funds. These six month commitments do not normally specify a loan rate. The Bank also provides standby letters of credit, for which it charges fees based on 1% of the loan amount. The total amount of the Bank's commitments to originate real estate loans, consumer loans, and lines and letters of credit as of December 31, 1997 was $55.7 million.

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

         As of December 31, 1995, 1996, and 1997 the Bank serviced $144.1 million, $145.6 million, and $132.2 million respectively, of loans for others. Loan servicing fees from the sold portfolio provided 0.34%, 0.16%, and 0.04% of the Bank's net income for the fiscal years ended December 31, 1995, 1996, and 1997, respectively.

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

         The Bank's loan origination fees generally are 1/2 point on adjustable-rate residential mortgages, 3/4 to 1 point for fixed-rate residential mortgage loans and 1 1/2 points for construction and commercial real estate loans. The total amount of deferred loan fees and net unearned discounts and premiums on loans originated and purchased as of December 31, 1997 was $0.2 million.

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

                                                                            Year Ended December 31,
                                                                      --------------------------------------
                                                                       1995           1996           1997
                                                                       ----           ----           ----
                                                                               (Dollars in Thousands)
Loan fees and service charges as a percentage
  of total interest income plus non-interest income..........          0.1%            0.2%           0.2%
Loan fees and service charges as a percentage of
  earnings before income taxes...............................          0.4%            0.8%           0.6%

Total loan fees and service charges..........................          $ 75            $167           $189



         Non-Performing Loans and Asset Classification. The Bank's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 60 days, the Bank will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by the Bank. At December 31, 1997, the Bank's real estate owned approximated $225,000. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down in the property is charged to the allowance for REO losses.

         Loans are reviewed on a regular basis and are placed on a non accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on a non-accrual status when either principal or interest is 90 days or more past due. Consumer loans generally are charged off when the loan becomes over 90 days delinquent. Commercial business and real estate loans are placed on nonaccrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The following table sets forth information with respect to the Bank's non performing assets for the periods indicated. At such dates, the Bank had no nonperforming loans (i.e., loans delinquent 90 days or more) accounted for on an accrual basis. During the periods indicated the Bank had certain restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15. Under certain economic or legal circumstances, the Bank may grant concessions to a borrower. These concessions may include restructuring loans in order to change payment terms, reduce the stated interest rate, reduce the amount of interest due, or extend the maturity date. The new or modified loan constitutes a troubled debt restructuring under SFAS No. 15. The Bank has adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Troubled debt restructurings involving a modification of terms are accounted for in accordance with SFAS No. 114 and SFAS No. 118.

                                                                                              As of December 31,
                                                                       -----------------------------------------------------------
                                                                           1993      1994           1995          1996       1997
                                                                       ------------  --------   ------------- ---------- ---------
                                                                                             (Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
 Permanent loans secured by one-to-four family dwelling units.......        $1,419    $  992          $1,706     $1,372     $1,966
 Commercial real estate and multi-family............................            --       199             205          5         --
 Non-mortgage loans:
   Commercial.......................................................            --        --              --         --         --
   Consumer.........................................................            60        49              49         80        147
                                                                                                                             -----

Total nonaccrual loans..............................................         1,479     1,240           1,960      1,457      2,113

Real estate owned and in judgment...................................         2,491     4,230           1,647      1,457        225

Nonaccruing federal funds sold......................................            --        --             382         --         --
                                                                            ------    ------          ------     ------     ------

Total nonperforming assets..........................................        $3,970    $5,470          $3,989     $2,914     $2,338
                                                                             =====     =====           =====      =====      =====

Troubled debt restructuring loans:
Mortgage loans:
  Permanent loans secured by one-to-four family dwelling units......        $   --    $   --          $   --     $   --     $   --
  Commercial real estate and multi-family...........................         7,465     5,250              --         --         --
                                                                             -----     -----           -----      -----      -----

Total restructured loans, net.......................................        $7,465    $5,250          $   --     $   --     $   --
                                                                             =====     =====           =====      =====      =====

Total nonaccrual loans to net loans receivable......................          0.24%     0.16%           0.21%      0.14%      0.18%

Total nonaccrual loans to total assets..............................          0.12%     0.10%           0.13%      0.10%      0.14%

Total nonperforming assets to total assets..........................          0.32%     0.42%           0.27%      0.19%      0.15%

Total restructured loans to total assets............................          0.61%     0.40%             --%        --%        --%




         Management of the Bank regularly reviews the loan portfolio in order to identify potential problem loans, and classifies any potential problem loan as a special mention, substandard, doubtful, or loss asset according to the OTS classification of asset regulations. Potential problem loans that had not been classified or had not been recorded as nonaccrual or troubled debt restructuring were insignificant as of December 31, 1997.

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

         Classified Assets and Loss Allowances. The following table provides further information on the Bank's classified and nonperforming assets and allowances for losses on loans and REO.

                                                                              As of December 31,
                                                                   ---------------------------------------
                                                                     1995            1996             1997
                                                                     ----            ----             ----
                                                                               (In Thousands)
Substandard..............................................          $4,087          $8,603           $5,261
Loss.....................................................             778              --               --
                                                                   ------         -------          -------
    Total................................................          $4,865          $8,603           $5,261
                                                                    =====           =====            =====

Special Mention Assets...................................         $11,697          $6,138           $1,990
                                                                   ======           =====            =====

Allowance for losses on loans............................          $2,926          $3,850           $4,716
Allowance for losses on real estate owned................             912             691              523
                                                                    -----           -----            -----
    Total loss allowance.................................          $3,838          $4,541           $5,239
                                                                    =====           =====            =====


         As of December 31, 1997, the Bank's total classified and special mention assets with balances in excess of $500,000 totalled $5.2 million. The following is a summary of the Bank's classified assets with balances in excess of $500,000 as of December 31, 1997, or later, if such information was available. All of the classified assets are either special mention, substandard or real estate owned. The net realizable values or the fair values on these classified assets are determined at least annually based on cash flow from the properties and the condition of the local real estate market.

         Special Mention
         ---------------

         Denver Apartment Complex. The property is a 78 unit apartment complex located in Denver, Colorado. The original balance on this loan was $1.3 million, and the origination date was May 4, 1982. The loan is special mention with an interest rate of 7.6% and an outstanding balance of $1.15 million as of December 31, 1997. The fair value of the property as of June 12, 1997 was $1.4 million. The loan is classified because the loan rate was previously modified to a below market rate. At December 31, 1997, the loan was at a market rate and has been performing since March 1992.

         Substandard
         -----------

         Dime Bank, FSB Pass Through Mortgage-Backed Securities 1988 - 1A. This mortgage-backed security was issued by Dime Bank, FSB, in 1988 and was classified as special mention during the first quarter of 1995. The Bank bought a portion of the security with an original face amount of $10.0 million in November 1988 and a portion with an original face amount of $5.5 million in January 1990. The remaining balances on these two portions of the security were $2.6 million and $1.5 million, respectively, as of December 31, 1997. The securities were reclassified substandard during the second quarter of 1996 because loans in foreclosure and real estate owned backing the securities reached an unacceptable level. In addition, Moody's has lowered the rating on the security from an original rating of Aa2 to Baa1. Although credit support for the security has diminished, at January 23, 1998 there apparently was still enough support to protect the senior piece of the security, which the Bank owns. At December 31, 1997, the Bank had received all payments due on a timely basis.

         Allowance for Losses on Loans. In making loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. The Bank's management evaluates the need to establish reserves against losses on loans and other assets each month based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions, and overall portfolio quality. In addition, management provides a general allowance for estimated loan losses that is not specifically allocated to identified problem loans, based on several factors, including loss experience and business and economic conditions. These provisions for losses are charged against earnings in the year they are established. Based on past experience and future expectations, management feels that loan loss reserves are adequate. However, there can be no assurance that further additions will not be made to the allowance for losses on loans or that such losses will not exceed the estimated amounts.

         As a result of the declines in real estate market values and the significant losses experienced by many financial institutions nationwide, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions nationwide, undertaken as part of the examination of the institution by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate values, requiring significantly increased provisions for loan losses. While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, therefore negatively affecting the Bank's financial condition and earnings.

         The following table sets forth certain information regarding the Bank's allowances for loan losses for the periods indicated.

                                                                                   As of December 31,
                                                    ----------------------------------------------------------------------------
                                                         1993           1994            1995            1996           1997
                                                        ------         ------          -------         ------          -----
                                                                                        (Dollars in Thousands)
Total loans outstanding(1) ......................   $   606,543     $   759,943     $   931,159     $ 1,061,524     $ 1,164,602
                                                    ===========     ===========     ===========     ===========     ===========

Average loans outstanding .......................   $   578,284     $   679,236     $   868,948     $   998,024     $ 1,110,336
                                                    ===========     ===========     ===========     ===========     ===========

Allowance for loan losses - beginning ...........   $     3,333     $     3,575     $     3,310     $     2,926     $     3,850
Acquired in Business Combination ................          --              --              --              --               269
Provision (credit) for loan losses(2) ...........           193            (411)           (495)          1,143            (739)
Recoveries ......................................           133             203             232              86           1,760
Charge-offs .....................................           (84)            (57)           (121)           (305)           (424)
                                                    -----------     -----------     -----------     -----------     -----------
Allowance for loan losses - ending ..............   $     3,575     $     3,310     $     2,926     $     3,850     $     4,716
                                                    ===========     ===========     ===========     ===========     ===========
Allowance for loan losses as a
  percentage of total loans outstanding .........          0.59%           0.44%           0.31%         0.36 %            0.40%
Allowance for loan losses as a
  percentage of non-performing loans ............           242%            267%            149%          264 %             223%
Net loans recovered (charged-off) as a percentage
  of average loans outstanding ..................          0.01%           0.02%           0.01%          (0.02)%          0.12%


----------------
(1)      Excludes mortgage and other asset-backed securities.
(2) The established allowance for loan losses is predominately related to real estate mortgage loans. As a result, the activities of provision (credit) for losses, charge-offs, and recoveries are also predominately related to those same loans.


         The following table sets forth certain information regarding the Bank's allowance for losses on real estate owned for the periods indicated.

                                                                     As of December 31,
                                                --------------------------------------------------------
                                                   1993       1994         1995       1996        1997
                                                ---------   --------     --------   --------     -------
                                                                             (Dollars in Thousands)

Total real estate owned and in judgment, net .   $ 2,491     $ 4,230     $ 1,647     $ 1,457     $   225
                                                 =======     =======     =======     =======     =======

Allowance balances - beginning ...............   $ 1,907     $ 1,159     $ 1,105     $   912     $   691
Provision (credit) for losses ................       172         448         (95)          3        (114)
Charge-offs ..................................      (920)       (502)        (98)       (224)        (54)
                                                 -------     -------     -------     -------     -------
Allowance balances - ending ..................   $ 1,159     $ 1,105     $   912     $   691     $   523
                                                 =======     =======     =======     =======     =======

Allowance for losses on real estate owned
  and in judgment to net real estate owned
  and in judgment ............................        47%         26%         55%         47%        232%

Investment Activities

         Income from  investment  securities  provides a  significant  source of income for the Bank. The Bank maintains a portfolio of investment securities such as U.S. government and agency securities, non-government securities, including corporate bonds and certificates of deposit securities (in addition to the Bank's mortgage-backed and asset-backed securities portfolio, which is discussed above under " - Lending Activities - Mortgage-Backed and Other
Asset-Backed Securities".) The Bank is required by federal regulation to maintain a minimum percentage of its liquidity base in the form of qualifying long and short-term liquid assets. Currently, the liquidity requirement is 4%. Qualifying liquid assets include certificates of deposit, federal funds, banker's acceptances, discount notes, commercial paper, time deposits and short term treasury and agency debt securities, all of which are subject to certain creditworthiness and ratings criteria. In addition, longer term corporate, agency and government debt securities may be held subject to similar creditworthiness, ratings and maturity criteria. As of December 31, 1997, the Bank exceeded the 4% liquidity requirement with a liquidity ratio of 9.6%. The balance of security investments in excess of regulatory requirements reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Bank's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, the yield on such investments also decline at a faster rate than does the yield on long-term investments.

         Investment decisions are made within policy guidelines established by the Board of Directors and the Asset/Liability Committee. As of December 31, 1997, the Bank's investment portfolio, including unamortized premiums, totalled $79.9 million.

         At December 31, 1997, the Bank's investments included $9.1 million of callable Federal Agency instruments. While the Bank projects that these instruments will be called before their stated maturity date, the Bank does have the ability to hold these instruments to maturity.

         At December 31, 1997, the Bank held no step-up bonds which are considered structured notes by the OTS.

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

         Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Transfers from the held-to-maturity category are only appropriate in limited circumstances.

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

         The following table sets forth certain information regarding the Bank's investments at the dates indicated.

                                                                             As of December 31,
                                                    ---------------------------------------------------------------------
                                                        1993          1994          1995           1996          1997
                                                    ------------   -----------   -----------   -----------   ------------
                                                                               (In Thousands)
Investment Securities:

U.S. government obligations......................       $ 20,999       $10,725     $   8,015      $     --      $     --
Federal agency obligations.......................         30,135        45,194        70,078        71,629         79,895
Obligations of state and political subdivisions..          1,004            --            --            --            --
Corporate notes..................................         25,188         5,016            --            --            --
Export/import notes..............................          4,062            --            --            --            --
Foreign bank obligations.........................            999         1,000            --            --            --
FHLMC stock......................................            372           249           418           552            --
FNMA stock.......................................            153           157           268           326            --
Other equity investments.........................             --            --            --           234            --
                                                       ---------     ---------     ---------     ---------   -----------

Total investment securities......................         82,912        62,341        78,779        72,741        79,895
                                                        --------        ------       -------       -------       -------

Other Investments:

FHLB of Topeka stock.............................          6,693         7,745         8,829         9,554        11,277
Federal funds sold...............................         25,800         1,000        80,483        15,000         8,100
Other interest-earning assets....................          4,159         7,828         6,097        12,777         8,587
Investment in property tax certificates..........             53            36            21             6            --
                                                        --------      --------      --------      --------   -----------

Total other investments..........................         36,705        16,609        95,430        37,337        27,964
                                                         -------        ------       -------       -------       -------
Total investments................................       $119,617       $78,950      $174,209      $110,078      $107,859
                                                         =======        ======       =======       =======       =======

         The following table sets forth certain information regarding the carrying values, weighted average yields and expected maturities of the Bank's investment securities portfolio as of December 31, 1997. Expected maturities may differ from contractual maturities, because issuers may have the right to call some obligations without penalty. Market Value adjustments recorded in compliance with SFAS No. 115 are now considered when computing the yields and cost of securities.

                                                            As of December 31, 1997
                        ----------------------------------------------------------------------------------------------------
                                                                                                       Total Investment
                        One Year or Less One to Five Years  Five to Ten Years   More Than Ten Years      Securities
                        Carrying Average Carrying Average   Carrying  Average     Carrying Average  Carrying Average Market
                          Value   Yield  Value    Yield       Value    Yield        Value   Yield    Value    Yield   Value
                         -------  ------ -------  -------    -------  -------     -------  -------  -------  ------- ------
                                                         (Dollars in Thousands)
Investment
securities
held to maturity:
U.S. Government
  Obligations .......   $    --    --%     $  --     --%     $    --      --%    $    --     --%   $    --     --%  $    --
Federal Agency
  Obligations .......    73,944  5.79         --     --           --      --          --     --     73,942   5.79    73,952
Other
  Equity
  Investments .......        --    --         --     --           --      --          --     --         --     --        --
                        -------  ----    -------   ----      -------     ---     -------    ---    -------   ----    ------
     Total Held-To-
       Maturity
       Securities ...   $73,944  5.79%$       --     --%     $    --      --%    $    --     --%   $73,942   5.79%   $73,952
                        =======  ====    =======   ====      =======     ===     =======    ===    =======   ====    =======

Investment
Securities
Available-for-Sale:
U.S. Government
  Obligations .......   $    --    --%  $     --     --%     $    --     --%    $    --      --%   $    --      --%  $    --
Federal Agency
  Obligations .......     5,193  4.64        758   6.91           --     --          --      --      5,951    4.93     5,951
Other Equity
  Investments .......        --    --         --     --           --     --          --      --         --     --         --
                        -------  ----    -------   ----      -------   ----     -------     ---   --------   ----    -------
     Total Available-
       for-Sale
       Securities ...   $ 5,193  4.64%  $    758   6.91%     $    --     --%    $    --      --%   $ 5,951   4.93%  $  5,951
                        =======  ====    =======   ====      =======   ====     -======     ===    =======   ====    =======
     Total
       Investment
       Securities ...   $79,137  5.71%  $    758   6.91%     $  --       --%    $    --      --%   $79,895   5.73%  $ 79,903
                        =======   ====   =======   ====      =======   ====     =======     ===    =======  ====    ========

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of loans, mortgage-backed securities and investment securities. The Bank has also relied on borrowings from the FHLB of Topeka and as of December 31, 1997 had $122.4 million of such borrowings outstanding. The Bank also has derived funds from the issue of mortgage-backed bonds in 1988 and as of December 31, 1997 had $4.5 million of such bonds outstanding. See " - Borrowings" and " - Subsidiaries and Joint Venture Activity." Loan and mortgage-backed securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes.

         Deposits. The Bank offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit, and the applicable interest rate.

         Fixed-term certificates have been the primary sources of deposits for the Bank and as of December 31, 1997, such certificates represented 58.2% of the Bank's deposit accounts. Fixed-term, market-rate certificates with terms of 13 to 24 months are the largest individual source of deposit funds for the Bank and as of December 31, 1997, represented 237.4 million, or 20.1% of the deposit portfolio. As of December 31, 1997, $227.0 million, or 19.2% of the Bank's deposit portfolio consisted of money market rate deposit accounts. The third largest category of deposits are 7 to 12 month fixed-term market-rate certificates which constituted $205.4 million or 17.4% of the portfolio.

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

         The Bank intends to continue to emphasize retail deposits, including checking, certificates of deposit, savings accounts and IRAs. The Bank had no brokered certificates of deposit as of December 31, 1997. Institutional jumbo certificates of deposit may be solicited on a limited basis. As of December 31, 1997, the Bank had $33.4 million of Colorado State Deferred Compensation Funds in deposit accounts. State employees can open accounts at the Bank and deposit deferred compensation funds.

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

         Deposit Portfolio. Deposits in the Bank as of December 31, 1997, were represented by various types of savings programs described below.

                                                                                                                   % of
                                  Original               Interest           Minimum                Balance         Total
Category                            Term                   Rate             Amount             (In Thousands)     Deposits
--------                            ----                   ----             ------             --------------     --------

NOW accounts                        None                   1.77%          $    100              $  116,764          9.87%
Regular savings                     None                   2.75                100                  94,490           7.99
Money market accounts               None                   4.22                100                 227,032          19.20
Noninterest deposits                None                     --                100                  56,575           4.78

Certificates of deposit:
Fixed term, fixed rate              1 - 3 months           4.91                500                  12,631           1.07
Fixed term, fixed rate              4 - 6 months           5.29                500                  58,204           4.92
Fixed term, fixed rate              7 - 12 months          5.60                500                 205,360          17.36
Fixed term, fixed rate              13 - 24 months         5.81                500                 237,445          20.08
Fixed term, fixed rate              25 - 36 months         5.57                500                  28,253           2.39
Fixed term, fixed rate              37 - 48 months         6.08                500                   7,259           0.61
Fixed term, fixed rate              49 - 120 months        6.21                500                 123,814          10.47
Fixed term, variable rate           25 - 36 months         6.23                500                   6,016           0.51
Jumbo certificates                                         5.94            100,000                   8,884           0.75
                                                                                                 ---------         ------
Total                                                                                           $1,182,727         100.00%
                                                                                                 =========         ======


         Time Deposits by Rate and Time Maturity. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.

                                                                   As of December 31,
                                             ---------------------------------------------------------------
                                                    1995                  1996                 1997
                                             -------------------   -------------------  --------------------
                                                                     (In Thousands)
Weighted Average Rate
   2.01 -  3.00%..........................              $      4             $       4            $       4
   3.01 -  4.00%..........................                12,942                    --                   --
   4.01 -  5.00%..........................               144,416               138,716               49,662
   5.01 -  6.00%..........................               327,268               401,190              557,749
   6.01 -  7.00%..........................               130,147               123,116               79,299
   7.01 -  8.00%..........................                11,911                   248                  161
   8.01 -  9.00%..........................                   875                   622                  651
   9.01 - 10.00%..........................                   665                   314                  334
  10.01% or more..........................                     5                     6                    6
                                                       ---------             ---------              -------
    Total.................................              $628,233              $664,216             $687,866
                                                         =======               =======              =======

         Time Deposit Maturity Schedule. The following table sets forth by various rate categories the amount and the periods to maturity of the Bank's certificate accounts outstanding as of December 31, 1997.

                                                                        As of December 31, 1997
                                                                           Amount Due Within
                                         ----------------------------------------------------------------------------------------
                                          Less than                                                  Greater than
                                           1 Year            1-2 Years            2-3 Years             3 Years          Total
                                         ----------          ---------            ---------           -----------      -------
                                                                           (In Thousands)
Weighted Average Rate
  4.00% or less................         $        --          $       4           $       --            $       --       $      4
  4.01 - 5.00%.................              49,554                108                   --                    --         49,662
  5.01 - 6.00%.................             440,405             75,050               16,264                26,030        557,749
  6.01 - 7.00%.................               8,234              5,415               24,005                41,645         79,299
  7.01 - 8.00%.................                  63                 17                   81                    --            161
  8.01 - 9.00%.................                 110                541                   --                    --            651
  9.01 - 10.00%................                  --                334                   --                    --            334
  10.01% or more...............                  --                  6                   --                    --              6
                                            -------             ------               ------                ------        -------
    Total......................            $498,366           $ 81,475             $ 40,350               $67,675       $687,866
                                            =======            =======              =======                ======        =======




         Jumbo Certificate Maturities. The following table indicates as of December 31, 1997, the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity.

          Maturity Period                                        Balance
          ---------------                                        -------
                                                              (In Thousands)

          Three Months or Less......................              $3,451
          Three Through Six Months..................               1,016
          Six Through Twelve Months.................               2,699
          Over Twelve Months........................               1,718
                                                                   -----
          Total.....................................              $8,884
                                                                   =====

         Deposit Flow. The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Bank between the dates indicated.

                                  Balance at   Percent    Balance at     Percent   Increase   Balance at    Percent    Increase
                                 December 31,    of      December 31,      of     (Decrease)  December 31,     of      (Decrease)
                                   1995       Deposits       1996       Deposits    1995-1996    1997       Deposits    1996-1997
                                ------------------------  ------------- ---------- ---------- ------------- ---------- ----------
                                                                                           (Dollars In Thousands)

Noninterest bearing deposits....  $    45,393      4.20%    $   46,544       4.10%  $  1,151    $   56,575       4.78%    $10,031

NOW, Super NOW, and other
  transaction accounts..........      100,077      9.26        110,294       9.71     10,217       116,764       9.87       6,470
Money Market deposit accounts...      214,486     19.85        221,824      19.53      7,338       227,032      19.20       5,208
Regular savings accounts........       92,100      8.53         92,945       8.18        845        94,490       7.99       1,545
Less than 7 month fixed rate,
  fixed maturity deposits.......       70,868      6.56         67,004       5.90    (3,864)        70,835       5.99       3,831
7 - 12 month fixed rate,
  fixed maturity deposits.......       98,139      9.08        178,500      15.72     80,361       205,360      17.36      26,860
13 - 36 month fixed rate,
  fixed maturity deposits.......      271,949     25.18        245,158      21.58    (26,791)      265,698      22.46      20,540
13 - 36 month variable rate,
  fixed maturity deposits.......       62,431      5.78         44,022       3.88    (18,409)        6,016       0.51     (38,006)
Greater than 36 month fixed
  rate, fixed maturity
  deposits......................      119,491     11.06        121,437      10.69      1,946       131,073      11.08       9,636
Jumbo accounts and brokered
  deposits......................        5,355      0.50          8,095       0.71      2,740         8,884       0.75         789
                                   ----------    ------     ----------     ------     ------    ----------     ------     -------
     Total......................   $1,080,289    100.00%    $1,135,823    100.00%    $55,534    $1,182,727     100.00%    $46,904
                                    =========    ======      =========    ======      ======     =========     ======      ======

         Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                                            Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                      1993             1994             1995              1996             1997
                                                     ------          -------           ------            ------           -----
                                                                        (In Thousands)

Deposits and accrued interest acquired.....        $162,236       $       --         $     --         $      --         $ 30,000

Deposits and accrued interest sold..........             --          (45,608)              --                --               --

Net deposits received,
   less deposits withdrawn..................          1,104              (25)          18,236            11,533          (29,208)

Interest credited...........................         30,975           32,537           43,366          $ 44,001         $ 46,112
                                                    -------           ------           ------           -------          -------

Net increase (decrease) in deposits.........       $194,315         $(13,096)         $61,602           $55,534         $ 46,904
                                                    =======          =======           ======            ======          =======


         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings as an alternative or less costly source of funds. The Bank obtains advances from the FHLB of Topeka. See "Regulation of the Bank - Federal Home Loan Bank System." These advances are collateralized by the capital of the FHLB of Topeka stock held by the Bank and certain of the Bank's mortgage loans and mortgage-backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Topeka will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB of Topeka. The maximum amount of FHLB of Topeka advances to a member institution generally is reduced by borrowings from any other source. As of December 31, 1997, the Bank's FHLB of Topeka advances totalled $122.4 million, representing 9.1% of total liabilities. Of these advances, at December 31, 1997, $38.4 million are at a rate of 5.95% and mature in 1998, $4.0 million are at a rate of 7.96% and mature in 1999, $32.0 million are at a rate of 6.93% and mature in 2000, $1.0 million are at a rate of 5.82% and mature in 2001, and $47.0 million are at a rate of 6.21% and mature in 2002. The Bank has a blanket pledge with the FHLB of Topeka and has pledged all of its stock in the FHLB and all otherwise unpledged or unencumbered federal funds sold, U.S. agency securities, certain qualifying loans, and mortgage-backed securities to secure these advances as of December 31, 1997.

         In 1988, the Bank formed a finance subsidiary, First Savings Securities Company ("FSSC"), for the sole purpose of borrowing funds through the participation in a REMIC issued by Ryland Acceptance Corporation. REMICs are bonds collateralized by mortgage-backed securities. See "- Lending Activities - Mortgage-Backed and Other Asset-Backed Securities" for a more detailed discussion of REMICs and the risks related thereto. The original amount borrowed through the REMIC bond on March 1, 1988 and the amounts outstanding as of December 31, 1997 were $22.0 million and $4.5 million, respectively. The REMIC bonds, which have a fixed rate of interest of 8.75%, were secured by mortgage-backed securities with carrying and market values of $4.9 million and $5.2 million, respectively, as of December 31, 1997. The original bonds were scheduled to retire as follows: $11.9 million in 2005, $2.4 million in 2007, $6.3 million in 2011 and $1.4 million in 2019; however, the actual timing of the retirement of the REMIC bonds is dependent upon mortgage prepayments and reinvestment rates and, as of December 31, 1997, all remaining bonds are scheduled to mature in 2019. The increased retirement of the REMIC bonds is due to accelerated prepayments of the underlying mortgage-backed securities collateral due to the decrease in market interest rates. Unamortized bond issue costs amounted to $69,000 as of December 31, 1997.

         As of December 31, 1997, the Bank had unsecured lines of credit in place with two commercial banks located in Colorado through which the Bank may borrow a total of $8.0 million. The Bank utilizes these lines of credit to buy federal funds in order to meet its short term liquidity needs. Longer term arrangements for funds can be made with these banks, if needed, on a secured basis.

         The Bank has also borrowed funds in the past through the use of reverse repurchase agreements, although it did not have any such borrowings outstanding during the fiscal years ended December 31, 1995, 1996, and 1997.

         The following tables set forth certain information regarding borrowings by the Bank.

                                                                        As of December 31,
                                                      -----------------------------------------------------------
                                                           1995                1996                   1997
                                                      --------------   --------------------   -------------------
Weighted average rate paid on:
  FHLB advances.................................            6.549%                 6.285%                 6.369%
  REMIC issued..................................            8.750                  8.750                  8.750
  ESOP loan (1).................................            8.500                  8.750                  8.500
  Loan from Company (1).........................            5.540                  6.120                  6.000

                                                                     During the Year Ended December 31,
                                                         -------------------------------------------------------
                                                            1995                1996                   1997
                                                            ----                ----                   ----
                                                                          (In Thousands)
Maximum amount of borrowings outstanding
at any month end during the period:
  FHLB advances.................................         $171,726               $138,415               $141,210
  REMIC issued..................................            6,743                  5,543                  5,009
  ESOP loan.....................................           13,404                 13,404                 12,063
  Loan from Company (1).........................           52,100                 52,100                  9,480

Maximum  amount  of  short-term  borrowings
outstanding  at any  month end with
respect to:
  FHLB advances.................................           77,555                 66,005                 59,405


----------------
(1)     Payable to the Company.


Subsidiaries and Joint Venture Activity

         The Company has one wholly owned subsidiary, the Bank. The Bank has three wholly owned subsidiary corporations, First Savings Investment Corporation ("FSIC"), First Savings Insurance Services ("FSIS") and First Savings Securities Company ("FSSC"). The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1997, the Bank was authorized to invest up to approximately $31.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of December 31, 1997, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporations was $3.2 million.

         First Savings Investment Corporation. The Bank's largest service corporation is FSIC, with total assets of $2.6 million as of December 31, 1997. The principal activities of this service corporation are investing in delinquent real estate tax certificates, land development, and equity ownership of real property. The Bank is in the process of liquidating this service corporation in an orderly manner, which will take place over several years. Assets that remain are as follows:

         (1) In March 1995, 80,000 square feet of land with a book value of $1.2 million, located adjacent to the main office of the Bank, was transferred from the Bank to FSIC. This land is leased to General Mills Restaurant Group for the operation of an Olive Garden Restaurant, which opened in April 1995.

         (2) Cash in the amount of $1.4 million.

         The Bank's net equity investment in FSIC as of December 31, 1997 was $2.6 million.

         First Savings Insurance Services. FSIS is a Colorado corporation which in the past has been a full-service insurance agency. FSIS sold its casualty insurance business in 1989, and now specializes in health, life and credit life insurance. Beginning in 1994, FSIS began offering mutual funds and annuity products. The Bank's net equity investment in FSIS at December 31, 1997 was $135,000.

         First Savings Securities Company. FSSC is a California corporation formed expressly to participate in a REMIC issue by Ryland Acceptance Corporation (see "- Borrowings"). As of December 31, 1997, the Bank had $4.5 million of borrowings outstanding through the REMIC issue, which was secured by $4.9 million of mortgage-backed securities. As of December 31, 1997, FSSC had $5.0 million in assets and a deficit of $1.0 million. FSSC plans no other activities in the immediate future.

         Under the OTS risk-based capital regulations, a savings association's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank must be deducted from the institution's capital. Because a national bank is not permitted to engage in real estate acquisition and development, and the OTS has informed the Bank that investments in tax certificates are not permissible for national banks, the Bank's investment in and loans to FSIC must be deducted from the Bank's capital in calculating the minimum required capital ratios. As of December 31, 1997, the Bank's investments in and loans to subsidiaries required to be deducted from its regulatory capital pursuant to this rule were $2.6 million, all of which consisted of investments and loans to FSIC.

Personnel

         As of December 31, 1997, the Bank had 305 full-time employees and 163 part-time employees, including 28 part-time security employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be satisfactory.

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a bank or thrift pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1997, approximated $729,000.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted tangible assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement. See "- Net Portfolio Value."

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1997:

                                                             Percent of
                                                             Adjusted
                                          Amount              Assets
                                          ------              ------
                                           (Dollars in Thousands)
Tangible Capital:
Regulatory requirement..........        $ 23,239               1.50%
Actual capital..................         189,859              12.25
                                         -------              -----
      Excess....................        $166,620              10.75%
                                         =======              =====

Core Capital:
Regulatory requirement..........        $ 46,479               3.00%
Actual capital..................         194,110              12.49
                                         -------              -----
      Excess....................        $147,631               9.49%
                                         =======              =====

Risk-Based Capital:
Regulatory requirement..........        $ 66,355               8.00%
Actual capital..................         197,080              23.76
                                         -------              -----
      Excess....................        $130,725              15.76%
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

         The following table presents the Bank's NPV at December 31, 1997, as calculated by the OTS and based on OTS assumptions utilizing raw data voluntarily provided to the OTS by the Bank.

    Change in Interest
   Rates in Basis Points
      (Rate Shock)(1)                   Net Portfolio Value                                  NPV as % of Assets
      ---------------     --------------------------------------------------           -----------------------------
                          $ Amount           $ Change             % Change             NPV Ratio            Change
                            ------             ------               ------             ---------            ------
                                       (Dollars in Thousands)
+400 bp                  $ 148,204         $ - 83,365                - 36%                10.01 %          - 456  bp

+300 bp                    172,897           - 58,673                - 25                11.44             - 313  bp
+200 bp                    195,966           - 35,604                - 15                12.72             - 185  bp
+100 bp                    215,990           - 15,579                 - 7                13.79             -  79  bp
0  bp                      231,569                 --                  --                14.57                --
-100 bp                    242,499             10,929                  +5                15.09             +  52  bp
-200 bp                    250,383             18,814                  +8                15.43             +  86  bp
-300 bp                    258,427             26,857                 +12                15.77             + 120  bp
-400 bp                    271,196             39,626                 +17                16.35             + 178  bp

---------------
(1) Denotes rate shock used to compute interest rate risk capital component.


                                                                      As of
                                                                   December 31,
                                                                       1997
                                                                   ------------
RISK MEASURES:
200 Basis Point Rate Shock
Pre-Shock NPV Ratio:  NPV as % of Present Value of Assets..........    14.57 %
Exposure Measure:  Post-Shock NPV Ratio............................    12.72 %
Sensitivity Measure:  Change in NPV Ratio..........................    - 185 bp

CALCULATION OF CAPITAL COMPONENT:
Change in NPV as % of Present Value of Assets......................   - 2.24 %
Interest Rate Risk Capital Component...............................   $    0

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 95.0% of its assets invested in QTIs.

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

         Loans to One Borrower.  See "Lending Activities-Loans to One Borrower."

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1997, the Bank's required liquid asset ratio is 4%.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $11.3 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Bank was in compliance with the applicable reserve requirements.

Federal and State Taxation

         The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including, particularly, the Bank's reserve for bad debts discussed below. The Company and its subsidiaries, including the Bank, file a consolidated federal income tax return. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which such distributions occur.

         Thrift institutions are subject to the same provisions as banks with respect to deductions for bad debt. Only thrift institutions that are treated as small banks may account for bad debts under the reserve method; however such institutions may only use the experience method for determining additions to their bad debt reserve. Thrift institutions that are not treated as small banks must use the specific charge-off method. Under the Internal Revenue Code of 1986, as amended ("Code"), the Bank is not considered to be a small bank and therefore the Bank uses the specific charge off method.

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

         The Revenue Reconciliation Act of 1993 added a new Section 475 to the Code. Section 475 is a mark-to-market tax law, that is different from the accounting mark-to-market SFAS No. 115. The term "securities" in the Code includes not just traditional debt and equity securities, but mortgages as well. For tax purposes, institutions were required to identify which securities qualified for an exemption by October 31, 1993. A financial institution is subject to a mark-to-market rule if its activities bring it within the definition of a dealer in securities under Section 475(c)(1) of the Code.

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

         The State of Colorado has a corporate income tax which subjected the Bank's Colorado taxable income to tax at a 5.0% rate for the calendar year ended December 31, 1996 and a 5.0% rate for the calendar year ended December 31, 1997. Colorado taxable income is computed by applying certain modifications (e.g., state income tax deduction, interest on U.S. government securities, etc.) to federal taxable income.

         The IRS has completed an examination of the Bank's federal income tax returns for tax years ending 1985 through 1990. The Bank had made an advance payment of $1.755 million to the IRS against possible deficiencies arising from this examination. In 1995, all examination issues were settled, resulting in a tax assessment of $488,000. After application of the advance payment and related interest thereon, the Bank received refunds amounting to approximately $1.4 million. The Bank has made all appropriate amendments to its prior Colorado income tax returns related to this settlement.

Item 2.  Properties
-------------------

         The Bank's and the Company's executive offices are located at 215 S. Wadsworth Boulevard in Lakewood, Colorado, a suburb of Denver. The Company does not own any real property but uses the offices and facilities of the Bank from time to time. The Bank conducts its business through 27 offices, 23 of which are located in the Denver, Colorado area, and four of which are located on the Western Slope of Colorado.

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

                                                                                Net Book
                                                       Year Facility          Value as of
                                                         Opened or            December 31,            Square
        Office Location                                   Acquired                1997               Footage
--------------------------------                         ----------              ------              -------

Main Office and Lakewood Branch:                            1973               1,059,550             38,420
215 S. Wadsworth Boulevard
Lakewood, Colorado

Arvada Branch:                                              1974                 580,370              6,820
5805 Carr Street
Arvada, Colorado

Arvada West Branch:                                         1994               1,068,580              3,811
12880 W. 64th Avenue
Arvada, Colorado

Aurora Branch:                                              1972                 390,020              6,820
1389 S. Havana
Aurora, Colorado

Bonnie Brae Branch(1):                                      1990                 164,970              1,152
750 S. University Boulevard
Denver, Colorado

Brighton Branch:                                            1990                 588,430             12,105
1795 Bridge Street
Brighton, Colorado

Cherry Creek Branch:                                        1979                 434,070              3,494
3610 E. First Avenue
Denver, Colorado

Columbine Branch:                                           1976                 451,940              3,494
6775 W. Ken Caryl
Littleton, Colorado

Commerce City Branch:                                       1990                 350,760              5,200
7326 Magnolia Street
Commerce City, Colorado

                                                                                Net Book
                                                       Year Facility          Value as of
                                                         Opened or            December 31,            Square
        Office Location                                   Acquired                1997               Footage
--------------------------------                         ----------              ------              -------

Delta Branch:                                               1993                    272,910              4,427
564 Main Street
Delta, Colorado

Downtown Branch(2):                                         1983                         --              3,040
216 Sixteenth Street
Denver, Colorado

Englewood Branch:                                           1962                    506,880              8,106
4301 S. Broadway
Englewood, Colorado

Golden Branch:                                              1983                    483,380              5,854
701 13th Street
Golden, Colorado

Greenwood Village Branch:                                   1994                  1,047,070              4,748
6050 S. Holly
Englewood, Colorado

Grand Junction Branch:                                      1993                    562,120              6,999
130 N. Fourth Street
Grand Junction, Colorado

Grand Junction - Mesa Mall Branch(3):                       1996                         --              2,473
2452 Patterson Road
Grand Junction, Colorado

Heather Gardens Branch:                                     1981                    695,580              4,075
13781 E. Yale Avenue
Aurora, Colorado

Highlands Ranch Branch:                                     1987                  1,691,810             11,108
7120 E. County Line Road
Highlands Ranch, Colorado

Highlands Ranch West Branch:                                1997                  1,729,590              3,811
9285 S. Broadway
Highlands Ranch, Colorado

Louisville Branch:                                          1978                    450,550              3,500
865 S. Boulder Road
Louisville, Colorado

Montbello Branch(4):                                        1995                    127,190(5)           1,300
4850 Chambers Road
Denver, Colorado

                                                                                Net Book
                                                       Year Facility          Value as of
                                                         Opened or            December 31,            Square
        Office Location                                   Acquired                1997               Footage
--------------------------------                         ----------              ------              -------

Montrose Branch:                                            1995                 1,186,570              3,811
1105 S. Townsend
Montrose, Colorado

North Denver Branch:                                        1954                   281,080              6,800
3460 W. 38th Avenue
Denver, Colorado

Smoky Hill Branch:                                          1994                 1,128,910              3,811
16778 Smoky Hill Road
Aurora, Colorado

South Denver Branch:                                        1989                 1,719,180              5,638
2050 S. Downing
Denver, Colorado

Thornton Branch:                                            1995                 1,065,370              3,811
12080 Colorado Boulevard
Thornton, Colorado

Westminister Branch:                                        1991                   888,310              3,656
9150 N. Sheridan
Westminister, Colorado


----------------
(1) The Bank owns the building and improvements at this location but leases the land. The land lease runs until April 1, 2000 for rent of $800 per month. There are two five-year options to extend the term at a market rate to be negotiated.
(2) Leased branch with original lease term to expire in March 2003, and three five-year options to extend term at market rate. Current base rent on the branch office is $6,333 per month.
(3) Leased branch with original term to expire in November 2000, and five five-year options to extend the term at market rate. Current rent is $2,567 per month.
(4) Leased Branch with original lease term to expire in November 1998, and two two-year options at the current rate and a series of two-year options to extend term at market rate. Current rent on the branch office is $2,582 per month.
(5)      Unamortized leasehold improvements.



         The Bank owns several properties adjoining its existing facilities which it is holding for possible future expansion. These are included in buildings on the Company's consolidated financial statements and, as of December 31, 1997, amounted to $704,000. The Bank and its service corporation, FSIC, own several properties on the corner of Alameda and Wadsworth, and Alameda and Yarrow, adjoining the main office in Lakewood, Colorado. These consist principally of a 1.5 acre vacant site, known as 280 S. Yarrow, and a property to the east of this and directly south of the main office, consisting of approximately 100,000 square feet of land. Eighty thousand square feet of this land was leased in 1994 to General Mills Restaurant Group for the operation of an Olive Garden Restaurant, which opened in April 1995. To the east of the land are two smaller properties on sites of about 10,000 square feet each. These lots and improvements are leased. The Bank also leases space to tenants at many of its office locations. Net rental income from unaffiliated tenants, including tenants renting property held for development of future branch offices, is immaterial.

         The Bank performs its own data processing through its data processing department located in its main office and utilizes several hardware platforms and a combination of internally developed and purchased software systems. The net book value of this data processing equipment as of December 31, 1997 was $943,000. As of December 31, 1997, the net book value of land, buildings, furniture, and equipment owned by the Bank and the Company, less accumulated depreciation and amortization totalled $23.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Corporate Information" and "Additional Stockholder Information" in the Company's Annual Report to Stockholders for the Year ended December 31, 1997 ("Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion of 1997 Results" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         Refer to the information contained in the section captioned "Net Portfolio Value" on Page 35 of this report.

         The information contained in the section captioned "Net Portfolio Value
- Market Risk" in the Annual Report is incorporated herein by reference.

         The information contained in the section captioned" Disclosures of Fair Value of Financial Instruments" of Note 1 of Notes to Consolidated Financial Statements as contained in the Company's Annual Report (which are listed under Item 14 herein) is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The consolidated financial statements contained in the Annual Report which are listed under Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the section captioned "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 4, 1998 ("Proxy Statement") is incorporated herein by reference. For information regarding the executive officers of the Company, see "Proposal I - Election of Directors" in the Proxy Statement.

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



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

1.       Independent Auditors' Report

2.       Consolidated Financial Statements of First Colorado Bancorp, Inc.

         (a) Consolidated Statements of Financial Condition -- December 31, 1996 and 1997 (b) Consolidated Statements of Operations -- Years ended December 31, 1995, 1996, and
                  1997
         (c) Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1995, 1996, and 1997
         (d) Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1996, and 1997
         (e)      Notes to Consolidated Financial Statements

         All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.       (a)   Exhibits
                  3(i)     Articles of Incorporation of First Colorado Bancorp, Inc.*
                  3(ii)    Bylaws of First Colorado Bancorp, Inc.*
                  4.1      Stock Certificate of First Colorado Bancorp, Inc.*
                  4.2      Preferred Share Purchase Rights Agreement**
                  10.1     Severance Agreement with Malcolm E. Collier, Jr.***
                  10.2     Form of Severance Agreement with Key Officers****
                  10.3     1992 Stock Option Plan****
                  10.4     1992 Management Recognition Plan****
                  10.5     1996 Stock Option Plan****
                  10.6     1996 Management Stock Bonus Plan****
                  13       Annual Report to Stockholders for the fiscal year ended December 31, 1997
                  21       Subsidiaries of the Registrant (Incorporated by reference to "Item I - Subsidiary
                           Activities.")
                  23       Consent of KPMG Peat Marwick LLP
                  27       Financial Data Schedule *****

         (b)      Reports on Form 8-K

                  None.
---------------

*        Incorporated by reference to the Registration Statement on Form S-1 (file no. 33-97228) declared effective by the SEC on November 13, 1995.
**       Incorporated  by reference to the  Registrant's  Current Report on Form
         8-K filed with the SEC on July 25, 1996.
***      Incorporated  by reference to the  Registrant's  Annual  Report on Form
         10-K for the year ended December 31, 1995.
****     Incorporated  by reference to the  Registrant's  Annual  Report on Form
         10-K for the year ended December 31, 1996.
*****    Filed electronically only.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COLORADO BANCORP, INC.



Date: March 30, 1998                      By:  /s/Malcolm E. Collier, Jr.
                                               --------------------------
                                               Malcolm E. Collier, Jr.
                                               President, Chairman of the Board,
                                               and Chief Executive Officer
                                               (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/Brian L. Johnson                                  By:      /s/Malcolm E. Collier, Jr.
         -----------------------------------                           ------------------------------
         Brian L. Johnson                                              Malcolm E. Collier, Jr.
         Vice President and Treasurer                                  President, Chairman of the Board,
         (Principal Financial and Accounting                           and Chief Executive Officer
         Officer)                                                      (Principal Executive Officer)

         Date:    March 30, 1998                              Date:    March 30, 1998




By:      /s/Robert W. Richards                                By:      /s/Leeon E. Hayden
         -----------------------------------                           ------------------------------
         Robert W. Richards                                            Leeon E. Hayden
         Director                                                      Director

         Date:    March 30, 1998                              Date:    March 30, 1998




By:      /s/John J. Nicholl                                   By:      /s/E. William Foerster, Jr.
         -----------------------------------                           ------------------------------
         John J. Nicholl                                               E. William Foerster, Jr.
         Director                                                      Director

         Date:    March 30, 1998                              Date:    March 30, 1998


By:      /s/Stephen Burkholder                                By:      /s/Robert T. Person, Jr.
         -----------------------------------                           ------------------------------
         Stephen Burkholder                                            Robert T. Person, Jr.
         Director                                                      Director

         Date:    March 30, 1998                              Date:    March 30, 1998




By:      /s/James R. Wexels                                   By:      /s/Polly Baca
         -----------------------------------                           ------------------------------
         James R. Wexels                                               Polly Baca
         Director                                                      Director

         Date:    March 30, 1998                              Date:    March 30, 1998