Form 10-Q
period 1998-03-31
FIRST COLORADO BANCORP INC
filed 1998-05-15
CIK 1001287

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE X ACT OF 1934
----

     For the Quarterly Period Ended March 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ____ ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------

                                              Commission File Number:  0-27126
                                                                       -------

                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Colorado                                                84-1320788
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

      215 S. Wadsworth Blvd., Lakewood, CO                     80226
------------------------------------------                     -----
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:       (303) 232-2121
                                                          --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes  X     No
                                                        ---       ---

                  Number of shares outstanding of common stock
                              as of April 30, 1998

 $0.10 Par Value Common Stock                          16,841,360
---------------------------------------        ---------------------------
                 Class                             Shares Outstanding

                          FIRST COLORADO BANCORP, INC.

                                      INDEX

                                                                                              Page Number
                                                                                              -----------
PART I -             CONSOLIDATED FINANCIAL INFORMATION

                     Consolidated Statements of Financial Condition
                     at March 31, 1998 (unaudited) and
                     December 31, 1997                                                             1

                     Consolidated Statements of Operations and
                     Comprehensive Income for the Three Months
                     Ended March 31, 1998 and 1997 (unaudited)                                     2

                     Consolidated Statements of Stockholders' Equity
                     for the Period from January 1, 1996 to December 31, 1997, and
                     for the Period from January 1, 1998 to March 31, 1998 (unaudited)             3

                     Consolidated Statements of Cash Flows for the Three Months
                     Ended March 31, 1998 and 1997 (unaudited)                                     4 - 6

                     Notes to Consolidated Financial Statements (unaudited)                        7 - 9

                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9 - 15


            PART II -OTHER INFORMATION                                                                 16

   SIGNATURES                                                                                     17

   EXHIBIT

                   First Colorado Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                             (dollars in thousands)

                                                              03/31/98       12/31/97
                                                              --------       --------
                                                             (unaudited)
Assets
Cash and due from banks ..................................   $    24,103    $    27,970
Federal funds sold and other interest-earning assets .....        32,415         16,687
Investment Securities:
     Held-to-maturity ....................................        79,812         73,944
     Available-for-sale, at market value .................           758          5,951
Mortgage-backed securities, net:
     Held-to-maturity ....................................       193,210        209,543
     Available-for-sale, at market value .................         5,884          6,839
Loans receivable, net ....................................     1,173,430      1,164,602
Accrued interest receivable ..............................         8,208          8,356
Office properties and equipment, net .....................        23,155         23,606
Federal Home Loan Bank stock .............................        11,486         11,277
Real estate owned ........................................           183            225
Core deposit intangible/goodwill .........................         4,177          4,251
Other assets .............................................         2,473          2,775
                                                             -----------    -----------
     Total assets ........................................   $ 1,559,294    $ 1,556,026
                                                             ===========    ===========

Liabilities
Deposits .................................................   $ 1,189,386    $ 1,182,727
Advances from Federal Home Loan Bank .....................       120,410        122,410
Other borrowed money .....................................         4,368          4,479
Advances by borrowers for taxes and insurance ............         4,286          8,369
Current/deferred income taxes ............................         7,175          4,720
Other liabilities ........................................        20,863         24,012
                                                             -----------    -----------
     Total liabilities ...................................     1,346,488      1,346,717

Stockholders' Equity
Preferred stock, $0.10 par value (25,000,000 shares
  authorized; none issued) ...............................          --             --
Common stock, $0.10 par value (50,000,000 shares
  authorized; 20,134,256 shares issued
  at March 31, 1998 and December 31, 1997;
  16,826,798 and 16,808,372 shares
  outstanding at March 31, 1998 and
  December 31, 1997, respectively) .......................         2,013          2,013
Additional paid-in capital ...............................       155,713        155,047
Treasury stock (3,307,458 and 3,325,884 shares,
  respectively, at cost)..................................       (53,301)       (53,562)
Unearned ESOP shares .....................................       (10,188)       (10,523)
Unearned MRP/MSBP shares .................................        (3,324)        (3,338)
Accumulated other comprehensive income (net of tax) ......          (612)          (215)
Retained earnings, partially restricted ..................       122,505        119,887
                                                             -----------    -----------
     Total stockholders' equity ..........................       212,806        209,309
                                                             -----------    -----------

     Total liabilities and stockholders' equity ..........   $ 1,559,294    $ 1,556,026
                                                             ===========    ===========

                   First Colorado Bancorp, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
          (Dollars in Thousands, except per share amounts) (unaudited)


                                                                 March 31, 1998 March 31, 1997
                                                                 -------------- --------------
Interest income:
    Loans .........................................................   $ 22,534    $ 21,066
    Mortgage-backed securities ....................................      3,367       4,354
    Investment securities .........................................      1,348       1,205
    Other .........................................................        283          90
                                                                      --------    --------
     Total interest income ........................................     27,532      26,715
                                                                      --------    --------

Interest expense:
    Deposits ......................................................     12,829      12,396
    Borrowed funds ................................................      2,009       2,071
                                                                      --------    --------
     Total interest expense .......................................     14,838      14,467
                                                                      --------    --------

Net interest income ...............................................     12,694      12,248

Provision for loan losses .........................................        137         219
                                                                      --------    --------
Net interest income after provision for loan losses ...............     12,557      12,029
                                                                      --------    --------

Noninterest income:
    Fees and service charges ......................................      1,551       1,198
    Gain (loss) on sale of loans, net .............................         51          36
    Net income from real estate operations ........................         14          51
    Rental income .................................................         49          49
                                                                      --------    --------
     Total noninterest income .....................................      1,665       1,334
                                                                      --------    --------

Noninterest expense:
    Compensation ..................................................      3,846       3,213
    Occupancy .....................................................      1,079         941
    Provision (credit) for losses on real estate owned ............         (4)         19
    Professional fees .............................................        190         180
    Advertising ...................................................        212         202
    Printing, supplies and postage ................................        329         294
    FDIC premiums .................................................        185         178
    Other, net ....................................................        758         657
                                                                      --------    --------
     Total noninterest expense ....................................      6,595       5,684
                                                                      --------    --------

Earnings before income taxes ......................................      7,627       7,679

Income tax expense ................................................      2,821       2,864
                                                                      --------    --------

Net earnings ......................................................   $  4,806    $  4,815
                                                                      ========    ========

Other comprehensive income, net of tax:
    Unrealized holding loss on securities arising
       during the period ..........................................       (397)        (56)
                                                                      --------    --------

Comprehensive income ..............................................   $  4,409    $  4,759
                                                                      ========    ========

Earnings per common share .........................................   $   0.31    $   0.31
                                                                      ========    ========

Earnings per common share, assuming dilution ......................   $   0.29    $   0.30
                                                                      ========    ========

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Period from January 1, 1997 to March 31, 1998
        (Activity for the Three Months Ended March 31, 1998 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)

                                   Common Stock               Common               MRP/   Other
                                 $0.10 par value    Additional Stock  Unearned     MSBP   Compre-  Compre-
                              --------------------  Paid-in  Treasury   ESOP      Contra  hensive  hensive Retained
                               Shares       Amount  Capital   Shares    Shares    Account Income   Income   Earnings    Total
                               ------      -------  -------   ------    ------    ------- ------  ------   --------    ------


Balance, January 1, 1997      18,184,108   $ 2,013 $151,581  $(28,957) $(12,063) $(3,929) $  365     --     $107,614  $216,624

Merger and acquisition           301,952      --      1,646     4,278      --       --      --       --         --       5,924
Exercise of employee stock
  options                         61,162      --       (661)      866      --       --      --       --         --         205
Payment of ESOP liability           --        --       --        --       1,540     --      --       --         --       1,540
Employees' vesting in
  ESOP/MRP/MSBP                     --        --      2,481      --        --        591    --       --         --       3,072
Dividends declared ($0.46
  per share)                        --        --       --        --        --       --      --       --       (7,641)   (7,641)
Purchase of Treasury stock    (1,738,850)     --       --     (29,749)     --       --      --       --         --     (29,749)
Unrealized loss on
  securities, net                   --        --       --        --        --       --      (580) $  (580)      --        (580)
Net earnings                        --        --       --        --        --       --      --     19,914     19,914    19,914
                                                                                                  -------
Comprehensive income                --        --       --        --        --       --      --     19,334       --        --
                              ----------   ------- --------  --------  --------  -------  ------  =======   --------  --------

Balance, December 31, 1997    16,808,372     2,013  155,047   (53,562)  (10,523)  (3,338)   (215)    --      119,887   209,309

Exercise of employee
  stock options                   18,426      --        (84)      261      --       --      --       --         --         177
Payment of ESOP liability           --        --       --        --         335     --      --       --         --         335
Employees' vesting in
  ESOP/MRP/MSBP                     --        --        750      --        --         14    --       --         --         764
Dividends declared
  ($0.13 per share)                 --        --       --        --        --       --      --       --       (2,188)   (2,188)
Unrealized loss on
  securities, net                   --        --       --        --        --       --      (397)    (397)      --        (397)
Net earnings                        --        --       --        --        --       --      --      4,806      4,806     4,806
                                                                                                  -------
Comprehensive income                --        --       --        --        --       --      --      4,409        --        --
                              ----------   ------- --------  --------  --------  -------  ------  =======   --------  --------
Balance, March 31, 1998       16,826,798   $ 2,013 $155,713  $(53,301) $(10,188) $(3,324) $ (612)    --     $122,505  $212,806
                              ==========   ======= ========  ========  ========  =======  ======            ========  ========


                                  (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                                                  For the three months ended
                                                                                                 March 31, 1998 March 31, 1997
                                                                                                 -------------- --------------
Cash flows from operating activities:
    Interest and dividends from loans receivable, mortgage-backed
       and other asset-backed securities, and investment securities                                 $  27,461       25,778
    Fees and service charges received                                                                   2,122        1,540
    Rental income received                                                                                 49           49
    Proceeds from sale of loans held for sale                                                           7,266        2,425
    Originations of loans held for sale                                                                (8,309)      (1,714)
    Interest paid                                                                                      (3,332)      (3,311)
    Cash paid to suppliers and employees                                                               (5,390)      (5,950)
    Income taxes paid                                                                                    (131)           0
                                                                                                    ---------    ---------

     Net cash provided by operating activities                                                      $  19,736       18,817
                                                                                                    =========    =========

Cash flows from investing activities:
    Proceeds from maturities of investment and mortgage-backed
       securities available for sale                                                                $   5,200        5,000
    Proceeds from maturities of investment and mortgage-backed
       securities held to maturity                                                                     15,000       11,000
    Purchase of investment securities held to maturity                                                (20,833)     (24,340)
    Principal repayments of mortgage-backed and asset-backed securities                                16,541       14,972
    Origination of loans receivable                                                                  (107,244)     (76,130)
    Net increase in customers' lines of credit                                                         (1,618)      (2,518)
    Principal repayments of loans receivable                                                          100,899       52,979
    Proceeds from sales of real estate owned and in judgment                                               42          251
    Proceeds from sale of office properties and equipment                                                  51            6
    Purchase of office properties and equipment                                                           (83)        (433)
    Other, net                                                                                             71           68
                                                                                                    ---------    ---------

     Net cash provided (used) by investing activities                                               $   8,026      (19,145)
                                                                                                    =========      =======


                                  (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                            For the three months ended
                                                                           March 31, 1998 March 31, 1997
                                                                           -------------- --------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                        $ (4,846)      7,500
    Proceeds of advances from Federal Home Loan Bank                                  0      69,900
    Repayment of advances from Federal Home Loan Bank                            (2,000)    (65,200)
    Repayment of bonds payable and other borrowings                                (112)       (116)
    Net decrease in advances by borrowers for taxes and insurance                (4,083)     (3,520)
    Purchase of treasury shares                                                       0     (28,067)
    Net proceeds from exercised stock options                                       177         396
    Proceeds from ESOP for repayment of debt                                        335           0
    Dividends paid                                                               (2,185)     (1,637)
    Other, net                                                                   (3,187)     (2,108)
                                                                               --------    --------
     Net cash used by financing activities                                      (15,901)    (22,852)
                                                                               --------    --------
     Net increase (decrease) in cash and cash equivalents                        11,861     (23,180)

Cash and cash equivalents at beginning of period                                 44,657      49,232
                                                                               --------      ------
Cash and cash equivalents at end of period                                     $ 56,518      26,052
                                                                               ========    ========

Reconciliation of net earnings to net cash provided by operating activities:
    Net earnings                                                               $  4,806       4,815
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Amortization of premiums and discounts on investments, net                    69         104
       Gain on sale of investment securities and loans receivable                   (51)        (36)
       Amortization of deferred loan origination fee income                         (27)       (203)
       Deferred loan origination fee income, net of deferred costs                  124          78
       Provision for losses on loans receivable, federal funds sold,
              and real estate owned and in judgment                                 137         219
       Gain on sale of real estate owned, net                                         0         (25)
       Stock dividends from Federal Home Loan Bank                                 (209)       (156)
       Depreciation and amortization                                                484         411
       Decrease in deferred income taxes                                           (216)         (6)
       Interest expense credited to deposit accounts                             11,505      11,132
       Amortization of unearned discounts and deferred income                       (52)        (16)
       Employee vesting in MRP/MSBP                                                 764           0
       Decrease (increase) in loans held for sale                                (1,043)        711
       Increase (decrease) in accrued interest receivable                           148        (666)
       Increase (decrease) in other assets                                          346        (439)
       Increase in current income taxes payable                                   2,906       2,870
       Increase in other liabilities                                                 98         106
       Other, net                                                                   (53)        (82)
                                                                               --------    --------

              Net cash provided by operating activities                        $ 19,736      18,817
                                                                               ========    ========

                                   (Continued)
                                       -5-

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                            For the three months ended
                                                                                         March 31, 1998         March 31, 1997
                                                                                         --------------         --------------
Noncash investing and financing transactions:

   Foreclosure of collateral securing loans, net of reserve                                  $      0                      398
                                                                                             ========                      ===

   Decrease in net unrealized loss on securities
     available for sale, net of tax effect                                                   $   (397)                     (23)
                                                                                             ========                      ===

   Deferred tax effect of change in unrealized loss on
     securities available for sale                                                           $   (246)                     (13)
                                                                                             =========                     ===

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

          The Company is a Colorado stock corporation organized in September 1995 to facilitate the conversion of the Bank's holding company (formerly First Savings Capital, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, First Savings Capital, M.H.C., which had owned 66% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On December 29, 1995, the Company issued 6,619,539 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 13,403,798 shares of its common stock at a price of $10.00 per share. Since 1995, the Company engaged in no significant business activity other than its ownership of the Bank's common stock.

     2.   Basis  of  Presentation  - The  Consolidated  Statement  of  Financial
          Condition as of March 31, 1998, the Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997, the Consolidated Statement of Stockholders' Equity for the three month period ended March 31, 1998, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1997 Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

     3. Earnings per Share - Earnings per share for the three month period ended March 31, 1998 was calculated based on the number of basic shares and diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Ownership Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

          See Exhibit 11.

     4. Dividends - On March 18, 1998, the Company declared a 13.0(cent)per share cash dividend on the Company's common stock to shareholders of record on April 3, 1998. The cash dividend was paid on April 20, 1998.

     5. Recent Accounting Pronouncements - The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS 127) in June and December 1996, respectively. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets are measured initially at fair values and are amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets is recognized through a valuation allowance. SFAS 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company prospectively adopted SFAS 125 on January 1, 1997. However, in accordance with SFAS 127, the Company deferred adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The adoption of SFAS 125 did not have a material impact on its 1997 consolidated financial statements.

          In March 1997, the FASB issued SFAS No. 128,  Earnings Per Share (SFAS
          128) which replaced APB Opinion No. 15 related to standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. Also, SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 in December 1997, and restated all per share amounts for prior periods. The adoption of SFAS 128 did not hav a material impact on the Company's reported earnings per share.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Comprehensive income is comprised o net income and other comprehensive income. SFAS 130 does not change the classifications currently comprising net income. Other comprehensive income is classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the period in which they are recognized and be displayed in the financial statements. The total of other comprehensive income for period shall be transferred to a component of equity on a separate line-item. As such, net unrealized gain (loss) on securities available-for-sale becomes a component of other comprehensive income upon implementation of SFAS 130. The Company adopted SFAS 130 in January, 1998.

          In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS) 131). This statement establishes standards relating to public business enterprises' reporting of information about operating segments in financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application. SFAS 131 is not expected to change the reporting requirements of the Company.

          In January 1997, the SEC issued Release No. 33-7386, which requires enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to financial statements. The release also requires certain quantitative and qualitative disclosures outside financial statements about market risks inherent in market risk sensitive instruments and other financial instruments. The requirements regarding accounting policy descriptions were effective for any fiscal period ending after June 15, 1997. However, because derivative financial and commodity instruments hav not materially affected the Company's consolidated financial position, cash flows or results of operations, this part of the release does not affect the Company's 1997 financial statements disclosures. The quantitative and qualitative disclosures required by the release were initially provided in the Company's annual report on Form 10-K for the year ending December 31, 1998.

     6. Reorganization and Merger Agreement ("the agreement") to be acquired by Commercial Federal Corporation ("Commercial Federal"). Under the terms of the agreement, Commercial Federal will acquire through a tax-free reorganization all of the outstanding shares of the Company's common stock in exchange for Commercial Federal's common stock. The exchange ratio will be determined based upon the average closing price of Commercial Federal's common stock during a twenty consecutive trading day period endin five trading days prior to closing. Based on Commercial Federal's closing price prior to March 8, 1998, First Colorado shareholders would receive .8807 shares of Commercial Federal common stock for each share of First Colorado Bancorp, Inc. common stock. The acquisition is subject to regulatory approvals, the Company's and Commercial Federal's shareholder approval and other conditions and is expected to close in the third quarter of 1998. Regardless of whether the proposed acquisition is consummated, the following discussion addresses the financial condition, results of operation, liquidity and capital resources and ongoing strategy of the Company.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary saving and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's ESOP, and the portion of the net proceeds retained by the Company from its initial sale of stock, which have been invested in a loan to the Bank and in deposits in the Bank, and in a stock repurchase program resulting in the repurchase of 3.7 million shares of Company common stock for $58.9 million (3.3 million shares with a cost of $53.3 million at March 31, 1998).

                      COMPARISON OF FINANCIAL CONDITION AT
                      MARCH 31, 1998 AND DECEMBER 31, 1997

The total assets of the Company increased $3.3 million, or 2.1%, from $1,556.0 million at December 31, 1997 to $1,559.3 million at March 31, 1998. This increase is due primarily to an increase in Fed funds sold and other interest-earning assets of $15.7 million, or 94.3%, from $16.7 million at December 31, 1997 to $32.4 million at March 31, 1998. Loans receivable also increased, from $1,164.6 million at December 31, 1997, to $1,173.4 million at March 31, 1998, an increase of $8.8 million, or 0.8%. Investment securities also increased, from $79.9 million at December 31, 1997, to $80.6 million at March 31, 1998, an increase of $675,000, or 0.8%. Offsetting these increases was a decrease in mortgage-backed securities, from $216.4 million at December 31, 1997 to $199.1 million at March 31, 1998, a decrease of $17.3 million, or 8.0%. The decrease in mortgage-backed securities resulted from the Company utilizing those funds in the origination of loans receivable. In addition, cash and due from banks decreased from $28.0 million at December 31, 1997 to $24.1 million at March 31, 1998, a decrease of $3.9 million, or 13.9%.

Non-performing assets remained relatively stable, totaling $2.7 million, or 0.2% of total assets at March 31, 1998 and at December 31, 1997.

Liabilities remained stable, primarily due to an increase in the deposit portfolio of $6.7 million, or 0.6%, from $1,182.7 million at December 31, 1997, to $1,189.4 million at March 31, 1998, which was offset by a decrease in advances from the Federal Home Loan Bank of $2.0 million, or 1.6%, from $122.4 million at December 31, 1997, to $120.4 million at March 31, 1998, and a decrease in other liabilities of $3.1 million, or 13.1%, from $24.0 million at December 31, 1997 to $20.9 million at March 31, 1998.

Stockholders' equity increased $3.5 million, or 1.7%, primarily due to net earnings of $4.8 million for the three months ended March 31, 1998, offset by dividends declared totaling $2.2 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL. Net earnings remained constant at $4.8 million for the three months ended March 31, 1998 from the three months ended March 31, 1997. This was due to an increase in noninterest expense offsetting increases in net interest income and noninterest income.

NET INTEREST INCOME. Net interest income increased $446,000, or 3.6%, from $12.2 million during the three months ended March 31, 1997 to $12.7 million during the three months ended March 31, 1998. This increase was primarily due to an increase in total interest income of $817,000, or 3.1%, from $26.7 million for the three months ended March 31, 1997 to $27.5 million for the three months ended March 31, 1998. Total interest income primarily increased as the result of an increase in interest income on loan receivable from $21.1 million in the three months ended March 31, 1997 to $22.5 million in the three months ended March 31, 1998, due to an increase in the average portfolio balance of loans receivable, which increased $98.9 million, or 9.2%, to $1,171.8 million for the three months ended March 31, 1998, from $1,072.9 million for the three months ended March 31, 1997. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was partially offset by a decrease in interest income on mortgage-backed securities (including those available for sale) of $1.0 million, or 22.7%, to $3.4 million for the three months ended March 31, 1998, from $4.4 million for the three months ended March 31, 1997, due to the decrease in the average portfolio balance of $66.1 million, or 24.1%, to $207.7 million for the three months ended March 31, 1998, from $273.8 million for the three months ended March 31, 1997. The decrease in the average portfolio balance of mortgage-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable. Other interest income also increased as did interest income on investment securities. Other interest income increased $193,000, or 214.4%, from $90,000 in the three months ended March 31, 1997 to $283,000 in the three months ended March 31, 1998, due to the increase in the average portfolio balance of $9.6 million, or 70.3%, to $23.3 million for the three months ended March 31, 1998 from $13.7 million for the three months ended March 31, 1997. Interest income on investment securities (including those available for sale) increased from $1.2 million in the three months ended March 31, 1997 to $1.3 million in the three months ended March 31, 1998, due to the increase in the average portfolio balance of $3.9 million, or 4.5%, to $91.0 million for the three months ended March 31, 1998, from $87.1 million for the three months ended March 31, 1997.

The increase in interest income was offset by an increase in total interest expense of $371,000, or 2.6%, from $14.5 million for the three months ended March 31, 1997, to $14.8 million for the three months ended March 31, 1998. Interest paid on deposits increased by $433,000, or 3.5%, to $12.8 million for the three months ended March 31, 1998, from $12.4 million for the three months ended March 31, 1997. This increase was due primarily to an increase in the average balance of the deposits of $47.2 million or 4.1%, to $1,185.6 million for the three months ended March 31, 1998, from $1,138.4 million for the three months ended March 31, 1997, offsetting a decrease of three basis points in the cost of deposits. Interest paid on borrowed funds decreased slightly, by $62,000, or 3.0% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due to a $4.1 million decrease in the average balance of Federal Home Loan Bank advances and other borrowed money for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES. In determining the provision for loan losses, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision for loan losses decreased by $82,000 for the periods under comparison, from $219,000 for the three months ended March 31, 1997 to $137,000 for the three months ended March 31, 1998. Management believes that the allowance for loan losses is adequate at March 31, 1998. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $331,000, or 24.8%, from $1.3 million for the three months ended March 31, 1997 to $1.7 million for the three months ended March 31, 1998. This increase was primarily the result of an increase in fees and service charges of $353,000, due primarily to increased transaction account activity, and an increase in the gain on the sale of loans of $15,000, offset by a decrease of $37,000 in net income from real estate operations.

NONINTEREST EXPENSE. Noninterest expense increased by $911,000, or 16.0% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase was primarily due to an increase of $633,000 in compensation expense accompanied by an increase of $138,000 in occupancy expense and an increase of $101,000 in other expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the three months ended March 31, 1998, primarily due to an increase of $230,000 in employee compensation resulting from increased staffing (primarily due to the acquisition of Delta Federal Savings, F.S.B. on September 30, 1997) and to an increase of $403,000 resulting from expense recognized on benefit plans due to the price appreciation of the fair market value of common stock in those plans. The increase in occupancy expense was due primarily to an increase in depreciation expense of $71,000 (due to technology equipment purchases) and to an increase of $54,000 in expense for leased office space (due primarily to a $49,000 expense of leasehold improvements when changing a branch office location). The increase in other expense was due to a general increase in various general and administrative expenses from the three months ended March 31, 1997 to the three months ended March 31, 1998.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $43,000, or 1.5%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, due primarily to the decrease in earnings before income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the OTS regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's liquidity averaged 12.04% during the month of March, 1998. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal Funds sold and other interest-earning assets at March 31, 1998 amounted to $32.4 million, an increase of $15.7 million from December 31, 1997. This increase reflects the cash flow generated from loans receivable in the current low interest rate environment.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a March 31, 1998 balance of $120.4 million of Federal Home Loan Bank advances compared to $122.4 million as of December 31, 1997. These borrowings were used to fund the Bank's cash needs. The Bank does not anticipate that it will require additional short-term borrowings to meet its current loan commitments. At Marc 31, 1998, the Bank had total outstanding commitments to fund loan originations or mortgage-backed security purchases of $46.3 million.

The Bank can also access the capital markets to meet its cash needs, and did so most recently in 1995.

As required by regulation, the Bank must maintain a minimum regulatory tangible capital ratio of 1.5% of tangible assets, a minimum core capital ratio of 3% of adjusted tangible assets, and a minimum risk-based capital ratio of 8% of total risk-weight assets.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of March 31, 1998:

                                      AMOUNT                   % OF ASSETS
                                      ------                   -----------
                                  (in thousands)

      GAAP Capital                 $   201,959                     12.95%
                                       =======

      Tangible Capital:
            Actual                 $   197,069                     12.67%
            Required                    23,323                      1.50
                                        ------                      ----
            Excess                 $   173,746                     11.17%
                                       =======

      Core Capital:
            Actual                 $   201,246                     12.91%
            Required                    62,361                      3.00
                                        ------                      ----
            Excess                 $   138,885                      9.91%
                                       =======

      Risk-based Capital:
            Actual                 $   204,804                     24.43%
            Required                    67,058                      8.00
                                        ------                      ----
            Excess                 $   137,746                     16.43%
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

                              KEY OPERATING RATIOS



                                                    Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                 1998 (1)          1997 (1)
                                                 --------          --------

                                                         (Unaudited)


 Return on average assets...............           1.23%             1.28%
 Return on average equity...............           9.08              9.52
 Net interest spread....................           2.85              2.82
 Net interest margin....................           3.40              3.38
 Noninterest expense to average
   assets...............................           1.69              1.51
Equity to assets (period end)...........          13.65             12.73


                                                                     At March 31,           At December 31,
                                                                        1998                     1997
                                                                    -------------           ---------------

                                                                           (Dollars in thousands,
                                                                           except per share data)
                                                                                 (Unaudited)


Nonperforming loans........................................         $     2,560              $     2,466
Repossessed real estate....................................                 183                      225
                                                                    -----------              -----------
   Total nonperforming assets..............................         $     2,743              $     2,691
                                                                    ===========              ===========

Allowance for loan losses to nonperforming assets..........             176.16%                  175.25%
Nonperforming loans to total loans.........................               0.22%                    0.21%
Nonperforming assets to total assets.......................               0.18%                    0.17%

Book value per share (2)...................................         $    12.65               $    12.45


--------------
(1)  The ratios for the three-month period are annualized where appropriate.
(2) The number of shares outstanding as of March 31, 1998 and December 31, 1997 was 16,826,798 and 16,808,372, respectively. This includes shares purchased by the ESOP.

                          FIRST COLORADO BANCORP, INC.
                                     PART II

Item 1. Legal Proceedings - From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.   Other Information -Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits
               2.1  Reorganization  and Merger  Agreement  Between  Registrant  and  Commercial
                    Federal Corporation dated as of March 9, 1998.*
               2.2  Stock Option Agreement dated as of March 9, 1998.*
               3(i) Articles of Incorporation of First Colorado Bancorp, Inc.**
               3(ii)Bylaws of First  Colorado  Bancorp,  Inc.**
               4.1  Stock Certificate of First Colorado Bancorp, Inc.**
               4.2  Preferred Share Purchase Rights Agreement***
              10.1  Severance Agreement with Malcolm E. Collier, Jr.****
              10.2  Form of Severance Agreement with Key Officers*****
              10.3  1992 Stock Option Plan*****
              10.4  1992 Management Recognition Plan*****
              10.5  1996 Stock Option Plan*****
              10.6  1996 Management Stock Bonus Plan*****
              11    Statement Regarding Computation of Earnings per Share
              27    Financial Data Schedule******

          (b)  Reports  on Form 8-K - On  March 9,  1998,  the  Company  filed a
               Current  Report  on Form  8-K  announcing  that the  Company  had
               approved  an   Agreement  of  Merger  and   Reorganization   with
               Commercial  Federal  Corporation  whereby the Company  will merge with  Commercial  Federal  Corporation  and each share of Company common stock will be exchanged for a certain amount of Commercial
               Federal Corporation common stock in accordance with the Agreement of Merger and Reorganization.

---------------------------
*      Incorporated  by reference to the  Registrant's  Current Report on Form 8-K filed with the SEC on March 18, 1998.
**     Incorporated by reference to the  Registration  Statement on Form S-1 (file
       no. 33-97228) declared effective by the SEC on November 13, 1995.
***    Incorporated  by reference to the  Registrant's  Current Report on Form 8-K filed with the SEC on July 25, 1996.
****   Incorporated  by reference to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1995.
*****  Incorporated  by reference to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1996.

****** Filed electronically only.

                          FIRST COLORADO BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



              First Colorado Bancorp, Inc.   (Registrant)



Date: May 14, 1998                           By:   /s/ Malcolm E. Collier, Jr.
                                                   ---------------------------
                                                       Malcolm E. Collier, Jr.
                                                       Chairman of the Board
                                                       Chief Executive Officer



Date: May 14, 1998                           By:   /s/ Brian L. Johnson
                                                   --------------------
                                                       Brian L. Johnson
                                                       Executive Vice President
                                                       Treasurer