Form 10-Q
period 1998-06-30
FIRST COLORADO BANCORP INC
filed 1998-08-14
CIK 1001287

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE X ACT OF 1934
----

        For the Quarterly Period Ended June 30, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
___ ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                                               Commission File Number:  0-27126
                                                                        -------
                          First Colorado Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Colorado                                             84-1320788
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

      215 S. Wadsworth Blvd., Lakewood, CO                           80226
------------------------------------------                         ----------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:     (303) 232-2121
                                                        --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X       No
                                                           ---          ---

                  Number of shares outstanding of common stock
                              as of August 7, 1998

 $0.10 Par Value Common Stock                             17,164,766
---------------------------------------       ------------------------------
          Class                                       Shares Outstanding

                          FIRST COLORADO BANCORP, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I -       CONSOLIDATED FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition
               at June 30, 1998 (unaudited) and
               December 31, 1997                                        1

               Consolidated Statements of Operations and
               Comprehensive Income for the Three and Six Months
               Ended June 30, 1998 and 1997 (unaudited)                 2

               Consolidated  Statements  of  Stockholders'
               Equity for the Period from January 1, 1997 to
               December  31, 1997,  and for the  Period
               from January 1, 1998 to June 30, 1998 (unaudited)        3

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997 (unaudited)      4 - 6

               Notes to Consolidated Financial Statements (unaudited)   7 - 9

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9 - 17


   PART II -   OTHER INFORMATION                                       18 - 19

   SIGNATURES                                                          20

   EXHIBIT

                   First Colorado Bancorp, Inc. and Subsidiary
                 Consolidated Statements of Financial Condition
                             (dollars in thousands)


                                                                                06/30/98             12/31/97
                                                                                --------             --------
                                                                              (unaudited)
Assets
Cash and due from banks............................................       $     26,108            $     27,970
Federal funds sold and other interest-earning assets...............             59,568                  16,687
Investment Securities:
     Held-to-maturity..............................................             77,160                  73,944
     Available-for-sale, at market value...........................                757                   5,951
Mortgage-backed securities, net:
     Held-to-maturity..............................................            171,867                 209,543
     Available-for-sale, at market value...........................              5,696                   6,839
Loans receivable, net..............................................          1,155,580               1,164,602
Accrued interest receivable........................................              8,234                   8,356
Office properties and equipment, net...............................             23,148                  23,606
Federal Home Loan Bank stock.......................................             11,701                  11,277
Real estate owned..................................................                166                     225
Core deposit intangible/goodwill...................................              4,040                   4,251
Other assets.......................................................              2,605                   2,775
                                                                          ------------            ------------
     Total assets                                                         $  1,546,630              $1,556,026
                                                                          ============            ============

Liabilities
Deposits...........................................................        $ 1,195,067            $  1,182,727
Advances from Federal Home Loan Bank...............................            107,410                 122,410
Other borrowed money...............................................              4,097                   4,479
Advances by borrowers for taxes and insurance......................              1,487                   8,369
Current/deferred income taxes......................................              3,528                   4,720
Other liabilities..................................................             16,885                  24,012
                                                                          ------------            ------------
     Total liabilities.............................................          1,328,474               1,346,717

Stockholders' Equity
Preferred stock, $0.10 par value (25,000,000 shares
     authorized; none issued)                                                       --                      --
Common stock, $0.10 par value (50,000,000 shares
     authorized; 20,134,256 shares issued
     at June 30, 1998 and December  31, 1997;
     16,894,636 and 16,808,372 shares
     outstanding at June 30, 1998 and
     December 31, 1997, respectively)..............................              2,013                   2,013
Additional paid-in capital.........................................            157,787                 155,047
Treasury stock (3,239,620 and 3,325,884 shares,
     respectively, at cost)........................................            (52,340)                (53,562)
Unearned ESOP shares...............................................            (10,021)                (10,523)
Unearned MRP/MSBP shares...........................................             (3,324)                 (3,338)
Accumulated other comprehensive income (net of tax)................               (469)                   (215)
Retained earnings, partially restricted............................            124,510                 119,887
                                                                          ------------            ------------
     Total stockholders' equity....................................            218,156                 209,309
                                                                          ------------            ------------

     Total liabilities and stockholders' equity....................       $  1,546,630              $1,556,026
                                                                          ============            ============

                   First Colorado Bancorp, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
          (Dollars in Thousands, except per share amounts) (unaudited)

                                                               For the three months ended             For the six months ended
                                                             June 30, 1998     June 30, 1997      June 30, 1998      June 30, 1997
                                                             -------------     -------------      -------------      -------------

Interest income:
    Loans                                                    $    22,700             21,530            45,234             42,596
    Mortgage-backed securities                                     2,996              3,305             6,363              7,659
    Investment securities                                          1,317              1,291             2,665              2,496
    Other                                                            525                107               808                197
                                                             -----------        -----------       -----------        -----------
       Total interest income                                      27,538             26,233            55,070             52,948
                                                             -----------        -----------       -----------        -----------

Interest expense:
    Deposits                                                      12,869             12,738            25,698             25,134
    Borrowed funds                                                 1,879              2,194             3,888              4,265
                                                             -----------        -----------       -----------        -----------
       Total interest expense                                     14,748             14,932            29,586             29,399
                                                             -----------        -----------       -----------        -----------

Net interest income                                               12,790             11,301            25,484             23,549

Provision (credit) for loan losses                                  (316)               335              (179)               554
                                                             -----------        -----------       -----------        -----------
Net interest income after provision (credit) for loan losses      13,106             10,966            25,663             22,995
                                                             -----------        -----------       -----------        -----------

Noninterest income:
    Fees and service charges                                       1,740              1,260             3,291              2,458
    Gain on sale of loans, net                                       144                 63               195                 99
    Net income from real estate operations                            78                 87                92                138
    Rental income                                                     49                 45                98                 94
                                                             -----------        -----------       -----------        -----------
       Total noninterest income                                    2,011              1,455             3,676              2,789
                                                             -----------        -----------       -----------        -----------

Noninterest expense:
    Compensation                                                   5,694              3,382             9,540              6,595
    Occupancy                                                      1,100              1,021             2,179              1,962
    Credit for losses on real estate owned                           (69)               (19)              (73)                --
    Professional fees                                                210                154               400                334
    Advertising                                                      278                249               490                451
    Printing, supplies and postage                                   251                291               580                585
    FDIC premiums                                                    186                182               371                360
    Other, net                                                     1,057                758             1,815              1,415
                                                             -----------        -----------       -----------        -----------
       Total noninterest expense                                   8,707              6,018            15,302             11,702
                                                             -----------        -----------       -----------        -----------

Earnings before income taxes                                       6,410              6,403            14,037             14,082
Income tax expense                                                 2,210              2,378             5,031              5,242
                                                             -----------        -----------       -----------        -----------
Net earnings                                                 $     4,200              4,025             9,006              8,840
                                                             ===========        ===========       ===========        ===========

   Other comprehensive income, net of tax:
       Unrealized holding gain (loss) on securities arising
          during the period                                          143               (120)             (254)              (176)
                                                             -----------        -----------       -----------        -----------

   Comprehensive income                                      $     4,343              3,905             8,752              8,664
                                                             ===========        ===========       ===========        ===========

   Earnings per common share                                 $      0.27               0.27              0.57               0.57
                                                             ===========        ===========       ===========        ===========

   Earnings per common share, assuming dilution              $      0.25               0.26              0.55               0.56
                                                             ===========        ===========       ===========        ===========

   Diluted shares outstanding                                 16,550,356         15,667,528        16,509,660         15,924,165

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Period from January 1, 1997 to June 30, 1998
         (Activity for the Six Months Ended June 30, 1998 is Unaudited)
                  (Amounts in Thousands, except Share Amounts)

                                                                                         Accumu-
                                                                                         lated
                       Common Stock                     Common                   MRP/    Other
                     $0.10 par value    Additional      Stock      Unearned      MSBP    Compre-  Compre-
                     ---------------     Paid-in       Treasury      ESOP       Contra   hensive  hensive      Retained
                     Shares     Amount   Capital        Shares      Shares      Account  Income   Income       Earnings    Total
                     ------     ------   -------        ------      ------      -------  ------   ------       --------   ----------

Balance,
  January 1, 1997   18,184,108  $2,013    $151,581     $(28,957)   $(12,063)    $(3,929)  $  365         -     $107,614    $216,624

Merger
  and acquisition      301,952       -       1,646        4,278           -           -       -          -            -       5,924
Exercise of
  employee stock
  options               61,162        -       (661)         866           -           -       -          -            -         205
Payment of ESOP
  liability                  -        -          -            -       1,540           -       -          -            -       1,540
Employees' vesting
  in ESOP/MRP/MSBP           -        -      2,481            -           -         591       -          -            -       3,072
Dividends declared
  ($0.46 per share)          -        -          -            -           -           -       -          -       (7,641)     (7,641)
Purchase of
  Treasury stock    (1,738,850)       -          -      (29,749)          -           -       -          -            -     (29,749)
Unrealized loss on
  securities, net            -        -          -            -           -           -    (580)  $   (580)           -        (580)
Net earnings                 -        -          -            -           -           -       -     19,914       19,914      19,914
                                                                                                  --------
Comprehensive income         -        -          -            -           -           -             19,334            -           -
                    ----------   ------   --------     --------    --------     -------   ------  ========     --------    --------

Balance,
  December 31, 1997 16,808,372    2,013    155,047      (53,562)    (10,523)     (3,338)   (215)        -       119,887     209,309

Exercise of employee
  stock options         86,264        -       (675)       1,222           -           -       -         -             -         547
Payment of ESOP
  liability                  -        -          -           -          502           -       -         -             -         502
Employees' vesting
  in ESOP/MRP/MSBP           -        -      3,415           -            -          14       -         -             -       3,429
Dividends declared
  ($0.26 per share)          -        -          -           -            -           -       -         -        (4,383)     (4,383)
Unrealized loss on
  securities, net            -        -          -           -            -           -    (254)     (254)            -        (254)
Net earnings                 -        -          -           -            -           -       -     9,006         9,006       9,006
                                                                                                  --------
Comprehensive income         -        -          -           -            -           -       -   $ 8,752             -           -
                    ----------   ------   --------     --------    --------     -------  ------   ========     --------    --------

Balance,
  June 30, 1998     16,894,636   $2,013   $157,787     $(52,340)   $(10,021)    $(3,324) $ (469)        -      $124,510    $218,156
                    ==========   ======   ========     ========    ========     =======  ======                ========    ========

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                  For the six months ended
                                                                                           June 30, 1998            June 30, 1997
                                                                                           -------------            -------------
Cash flows from operating activities:
    Interest and dividends from loans receivable, mortgage-backed
       and other asset-backed securities, and investment securities                         $   54,552                   52,532
    Fees and service charges received                                                            4,320                    3,070
    Rental income received                                                                          98                       94
    Proceeds from sale of loans held for sale                                                   18,837                    5,027
    Originations of loans held for sale                                                        (18,781)                  (4,284)
    Interest paid                                                                               (6,616)                  (6,763)
    Cash paid to suppliers and employees                                                       (11,743)                 (11,585)
    Income taxes paid                                                                           (6,117)                  (5,106)
                                                                                            ----------               ----------

       Net cash provided by operating activities                                            $   34,550                   32,985
                                                                                            ==========               ==========

Cash flows from investing activities:
    Proceeds from maturities of investment and mortgage-backed
       securities available for sale                                                        $    5,200                    5,000
    Proceeds from maturities of investment and mortgage-backed
       securities held to maturity                                                              38,796                   27,000
    Purchase of investment securities held to maturity                                         (41,913)                 (38,361)
    Principal repayments of mortgage-backed and asset-backed securities                         38,182                   29,441
    Purchase of mortgage-backed and other asset-backed securities
       held to maturity                                                                              0                   (1,719)
    Origination of loans receivable                                                           (198,435)                (152,364)
    Net increase in customers' lines of credit                                                  (2,979)                  (4,033)
    Principal repayments of loans receivable                                                   210,708                  112,692
    Proceeds from sales of real estate owned and in judgment                                       255                      629
    Proceeds from sale of office properties and equipment                                           63                       31
    Purchase of office properties and equipment                                                   (594)                  (1,104)
    Other, net                                                                                     209                      141
                                                                                            ----------               ----------

       Net cash provided (used) by investing activities                                     $   49,492                  (22,647)
                                                                                            ==========               ==========


                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                  For the six months ended
                                                                                         June 30, 1998          June 30, 1997
                                                                                         -------------          -------------
Cash flows from financing activities:
    Net decrease in deposits                                                              $  (10,745)                (12,906)
    Proceeds of advances from Federal Home Loan Bank                                               0                 154,500
    Repayment of advances from Federal Home Loan Bank                                        (15,000)               (139,405)
    Repayment of bonds payable and other borrowings                                             (380)                   (183)
    Net decrease in advances by borrowers for taxes and insurance                             (6,882)                 (6,111)
    Purchase of treasury shares                                                                    0                 (28,067)
    Net proceeds from exercised stock options                                                    547                      47
    Proceeds from ESOP for repayment of debt                                                     502                     922
    Dividends paid                                                                            (4,373)                 (3,292)
    Other, net                                                                                (6,692)                   (624)
                                                                                          ----------              -----------
       Net cash used by financing activities                                                 (43,023)                (35,119)
                                                                                          ----------              ----------

       Net increase (decrease) in cash and cash equivalents                                   41,019                 (24,781)

Cash and cash equivalents at beginning of period                                              44,657                  49,232

Cash and cash equivalents at end of period                                                $   85,676                  24,451
                                                                                          ==========              ==========

Reconciliation of net earnings to net cash provided by operating activities:
    Net earnings                                                                          $    9,006                   8,840
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Amortization of premiums and discounts on investments, net                             131                     961
          Gain on sale of investment securities and loans receivable                            (195)                    (99)
          Amortization of deferred loan origination fee income                                  (244)                   (327)
          Deferred loan origination fee income, net of deferred costs                            147                       8
          Provision (credit) for losses on loans receivable,
          federal funds sold,and real estate owned and in judgment                              (179)                    554
          Gain on sale of real estate owned, net                                                 (48)                    (70)
          Stock dividends from Federal Home Loan Bank                                           (424)                   (758)
          Depreciation and amortization                                                          968                     872
          Decrease in deferred income taxes                                                   (1,034)                     (9)
          Interest expense credited to deposit accounts                                       23,085                  22,645
          Amortization of unearned discounts and deferred income                                (103)                    (56)
          Employee vesting in MRP/MSBP                                                         3,429                       0
          Decrease in loans held for sale                                                         56                     743
          Decrease (increase) in accrued interest receivable                                     122                    (236)
          Decrease in other assets                                                                90                      83
          Increase (decrease) in current income taxes payable                                    (52)                    145
          Decrease in other liabilities                                                         (331)                   (251)
          Other, net                                                                             126                     (60)
                                                                                          ----------              -----------

              Net cash provided by operating activities                                   $   34,550                  32,985
                                                                                          ==========              ==========

                                   (Continued)

                  FIRST COLORADO BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                              For the six months ended
                                                                                       June 30, 1998           June 30, 1997
                                                                                       -------------           -------------
Noncash investing and financing transactions:

   Foreclosure of collateral securing loans, net of reserve                               $    148                      354
                                                                                           =======                =========

   Decrease in net unrealized loss on securities
     available for sale, net of tax effect                                                $   (254)                    (176)
                                                                                           =======                =========

   Deferred tax effect of change in unrealized loss on
     securities available for sale                                                        $   (158)                    (108)
                                                                                           ========               =========

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

     The Company is a Colorado stock corporation organized in September 1995 to facilitate the conversion of the Bank's holding company (formerly First Savings Capital, M.H.C.) from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. In connection with the conversion, First Savings Capital, M.H.C., which had owned 66% of the Bank's common stock, was merged with and into the Bank, and its shares of the Bank were canceled. On December 29, 1995, the Company issued 6,619,539 shares of its common stock for all of the remaining outstanding shares of the Bank, and issued and sold 13,403,798 shares of its common stock at a price of $10.00 per share (collectively, the "Conversion and Reorganization"). Since 1995, the Company engaged in no significant business activity other than its ownership of the Bank's common stock.

2. Basis of Presentation - The Consolidated Statement of Financial Condition as of June 30, 1998, the Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997, the Consolidated Statement of Stockholders' Equity for the six month period ended June 30, 1998, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these Consolidated Financial Statements be read in conjunction with the December 31, 1997 Consolidated Financial Statements and notes thereto included with the Company's Annual Report. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year or for any other period.

3. Earnings per Share - Earnings per share for the three and six month periods ended June 30, 1998 and 1997 was calculated based on the number of basic shares and diluted shares at period end. Stock options are regarded as common stock equivalents computed using the Treasury Stock method. Shares acquired by the Employee Stock Ownership Plan (ESOP) are not considered in the weighted average shares outstanding until shares are committed to be released to the employees' individual account or have been earned.

     See Exhibit 11.

4. Dividends - On June 17, 1998, the Company declared a $0.13 per share cash dividend on the Company's common stock to shareholders of record on June 30, 1998. The cash dividend was paid on July 17, 1998.

5.   Recent Accounting Pronouncements - The Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS 127) in June and December 1996, respectively. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets are measured initially at fair values and are amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets is recognized through a valuation allowance. SFAS 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company prospectively adopted SFAS 125 on January 1, 1997. However, in accordance with SFAS 127, the Company deferred adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The adoption of SFAS 125 did not have a material impact on the Company's 1997 consolidated financial statements.

     In March 1997, the FASB issued SFAS No. 128, Earnings Per Share (SFAS 128) which replaced APB Opinion No. 15 related to standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. Also, SFAS 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 also requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 in December 1997, and restated all per share amounts for prior periods. The adoption of SFAS 128 did not have a material impact on the Company's reported earnings per share.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. Comprehensive income is comprised of net income and other comprehensive income. SFAS 130 does not change the classifications currently comprising net income. Other comprehensive income is classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the period in which they are recognized and be displayed in the financial statements. The total of other comprehensive income for a period shall be transferred to a component of equity on a separate line-item. As such, net unrealized gain (loss) on securities available-for-sale becomes a component of other comprehensive income upon implementation of SFAS 130. The Company adopted SFAS 130 in January 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This statement establishes standards relating to public business enterprises' reporting of information about operating segments in financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application. SFAS 131 is not expected to change the reporting requirements of the Company.

     In January 1997, the SEC issued Release No. 33-7386, which requires enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to financial statements. The release also requires certain quantitative and qualitative disclosures outside financial statements about market risks inherent in market risk sensitive instruments and other financial instruments. The requirements regarding accounting policy descriptions were effective for any fiscal period ending after June 15, 1997. However, because derivative financial and commodity instruments have not materially affected the Company's consolidated financial position, cash flows or results of operations, this part of the release does not affect the Company's 1997 financial statements disclosures. The quantitative and qualitative disclosures required by the release were initially provided in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

6. Reorganization and Merger Agreement with Commercial Federal Corporation - On March 8, 1998, the Company entered into a Reorganization and Merger Agreement ("the Agreement") to be acquired by Commercial Federal Corporation ("Commercial Federal"). Under the terms of the agreement, Commercial Federal will acquire through a tax-free reorganization all of the outstanding shares of the Company's common stock in exchange for Commercial Federal's common stock. The exchange ratio will be determined based upon the average closing price of Commercial Federal's common stock during a fifteen consecutive trading day period ending five trading days prior to closing. The acquisition is subject to regulatory approvals and the Company's and Commercial Federal's shareholder approval, all of which have been received. The acquisition is also subject to other conditions and is expected to close in the third quarter of 1998. Regardless of whether the proposed acquisition is consummated, the following discussion addresses the financial condition, results of operation, liquidity and capital resources and ongoing strategy of the Company.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Colorado Bancorp, Inc. (the "Company") is a Colorado corporation organized in September 1995 at the direction of the Board of Directors of the First Federal Bank of Colorado (the "Bank") to facilitate the conversion of First Savings Capital, M.H.C. (the "Mutual Holding Company") from the mutual to stock form of ownership and to acquire and hold all of the capital stock of the Bank. The primary activity of the Company is holding the common stock of the Bank. The Company is therefore a unitary savings and loan holding company. The Company has no significant assets other than all of the outstanding shares of Bank Common Stock, the note evidencing the Company's loan to the Bank's ESOP, and the portion of the net proceeds retained by the Company from its initial sale of stock, which have been invested in a loan to the Bank and in deposits in the Bank, and in a stock repurchase program resulting in the repurchase of 3.7 million shares of Company common stock for $58.9 million (3.2 million shares with a cost of $52.3 million at June 30, 1998).

                      COMPARISON OF FINANCIAL CONDITION AT
                       JUNE 30, 1998 AND DECEMBER 31, 1997

The total assets of the Company decreased $9.4 million, or 0.6%, from $1,556.0 million at December 31, 1997 to $1,546.6 million at June 30, 1998. This decrease is due primarily to a decrease in loans receivable, from $1,164.6 million at December 31, 1997, to $1,155.6 million at June 30, 1998, a decrease of $9.0 million, or 0.8%. Mortgage-backed securities also decreased, from $216.4 million at December 31, 1997 to $177.6 million at June 30, 1998, a decrease of $38.8 million, or 17.9%, as did investment securities, decreasing from $79.9 million at December 31, 1997, to $77.9 million at June 30, 1998, a decrease of $2.0 million, or 2.5%. In addition, cash and due from banks decreased from $28.0 million at December 31, 1997 to $26.1 million at June 30, 1998, a decrease of $1.9 million, or 6.7%. Offsetting these decreases was an increase in Fed funds sold and other interest-earning assets of $42.9 million, or 257.0%, from $16.7 million at December 31, 1997 to $59.6 million at June 30, 1998.

Non-performing assets increased by $372,000, or 13.8%, from $2.7 million, or 0.2% of total assets at December 31, 1997, to $3.1 million, or 0.2% of total assets at June 30, 1998. The increase in non-performing assets occurred primarily in 1 to 4 family mortgage loan delinquencies.

Liabilities decreased by $18.2 million, or 1.4%, primarily due to a decrease in advances from the Federal Home Loan Bank of $15.0 million, or 12.3%, from $122.4 million at December 31, 1997, to $107.4 million at June 30, 1998, a decrease in other liabilities of $7.1 million, or 29.7%, from $24.0 million at December 31, 1997 to $16.9 million at June 30, 1998, and a decrease in advances by borrowers for taxes and insurance of $6.9 million, or 82.2%, from $8.4 million at December 31, 1997 to $1.5 million at June 30, 1998. Those decreases were offset by an increase in deposits of $12.3 million, or 1.0%, from $1,182.7 million at December 31, 1997, to $1,195.0 million at June 30, 1998.

Stockholders' equity increased $8.8 million, or 4.2%, primarily due to net earnings of $9.0 million for the six months ended June 30, 1998, offset by dividends declared totaling $4.4 million.

                     COMPARISON OF OPERATING RESULTS FOR THE
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net earnings for the three months ended June 30, 1998 increased $175,000, or 4.3%, to $4.2 million from $4.0 million for the three months ended June 30, 1997. The increase was primarily due to an increase in the net interest income after provision (credit) for loan losses, offset by an increase in compensation expense.

NET INTEREST INCOME. Net interest income increased $1.5 million or 13.2%, from $11.3 million during the three months ended June 30, 1997 to $12.8 million during the three months ended June 30, 1998. This increase was primarily the result of an increase in interest income of $1.3 million, or 5.0%, from $26.2 million for the three months ended June 30, 1997, to $27.5 million for the three months ended June 30, 1998. This increase was primarily the result of an increase in interest income on loans receivable from $21.5 million in the three months ended June 30, 1997 to $22.7 million in the three months ended June 30, 1998, due to an increase in the average portfolio balance of loans receivable, which increased $71.9 million, or 6.6%, to $1,165.9 million for the three months ended June 30, 1998, from $1,094.0 million for the three months ended June 30, 1997. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was partially offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $309,000, or 9.3%, to $3.0 million for the three months ended June 30, 1998, from $3.3 million for the three months ended June 30, 1997, due to the decrease in the average portfolio balance of $69.9 million, or 27.0%, to $188.9 million for the three months ended June 30, 1998, from $258.8 million for the three months ended June 30, 1997. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable. Other interest income increased as did interest income on investment securities. Other interest income increased $418,000, or 390.7%, from $107,000 in the three months ended June 30, 1997 to $525,000 in the three months ended June 30, 1998, due primarily to the increase in the average portfolio balance of $31.9 million, or 507.3%, to $38.2 million for the three months ended June 30, 1998 from $6.3 million for the three months ended June 30, 1997. This increase was due primarily to increased levels of repayment activity in the loan portfolio exceeding the amount of new loan originations. Interest income on investment securities (including those available for sale) increased slightly, by $26,000, or 2.0%, in the three months ended June 30, 1998, due primarily to a stable average portfolio balance of $90.3 million for the three months ended June 30, 1998, and for the three months ended June 30, 1997, and to an increase of 11 basis points in the average yield on investment securities for the three months ended June 30, 1998.

The increase in interest income was combined with a decrease in total interest expense of $184,000, or 1.2%, from $14.9 million for the three months ended June 30, 1997 to $14.7 million for the three months ended June 30, 1998. Interest paid on borrowed funds decreased, by $315,000, or 14.4% for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, due to a $20.3 million decrease in the average balance of Federal Home Loan Bank advances and other borrowed money for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, offset by an increase of five basis points in the cost of borrowings. Interest paid on deposits increased by $131,000, or 1.0%, to $12.9 million for the three months ended June 30, 1998, from $12.7 million for the three months ended June 30, 1997. This increase was due primarily to an increase in the average balance of the deposits of $38.0 million, or 3.3%, to $1,186.7 million for the three months ended June 30, 1998, from $1,148.7 million for the three months ended June 30, 1997, offset by a decrease of ten basis points in the cost of deposits.


                                       11-

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision (credit) for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans decreased by $651,000 for the periods under comparison, from a provision of $335,000 for the three months ended June 30, 1997 to a credit of $316,000 for the three months ended June 30, 1998. A majority of the decrease, $418,000, was due to the recovery in full of a loss reserve established on a commercial real estate loan, which paid-off in the second quarter of 1998. Management believes that the allowance for loan losses is adequate at June 30, 1998. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $556,000, or 38.2%, from $1.5 million for the three months ended June 30, 1997 to $2.0 million for the three months ended June 30, 1998. This increase was primarily the result of an increase in fees and service charges of $480,000, or 38.1%, and an increase of $81,000 in the gain on the sale of loans. The increase in fees and service charges was primarily due to increased fee income from transaction accounts, including a surcharge on ATM withdrawals instituted in fourth quarter 1997. The increase in the gain on sale of loans was due primarily to increased volume of loan sales in the current low interest rate environment.

NONINTEREST EXPENSE. Noninterest expense increased by $2.7 million, or 44.7%, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase was primarily due to an increase of $2.3 million in compensation expense and an increase of $299,000 in the other, net, noninterest expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the three months ended June 30, 1998, primarily due to an increase of $167,000 in employee compensation resulting from increased staffing and to an increase of $2.1 million resulting from expense recognized on benefit plans (including the purchase of shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. Furthermore, due to the Agreement to be acquired by Commercial Federal Corporation, compensation expense due to the Management Stock Bonus Plan ("MSBP"), whereby various officers and directors of the Bank were granted restricted stock vesting over a five-year period, increased by $2.0 million, as the provisions of the MSBP accelerated the vesting, thereby requiring the expense of those shares to be recognized. The increase in other, net, noninterest expense was due primarily to the accrual of a $250,000 charitable contribution expense to be made in the name of the Company, in accordance with the Agreement, prior to the consumation of the merger with Commercial Federal.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $168,000, or 7.1%, for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, due primarily to tax benefits recognized from the Company's acquisition of Delta Federal Savings, F.S.B. in October 1997.

                     COMPARISON OF OPERATING RESULTS FOR THE
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net earnings for the six months ended June 30, 1998 increased $166,000, or 1.9% to $9.0 million from $8.8 million for the six months ended June 30, 1997. The increase was primarily due to an increase in the net interest income after provision (credit) for loan losses, offset by an increase in compensation expense.

NET INTEREST INCOME. Net interest income increased $1.9 million, or 8.2%, from $23.6 million during the six months ended June 30, 1997 to $25.5 million during the six months ended June 30, 1998. This increase was primarily the result of an increase in interest income of $2.1 million, or 4.0%, from $53.0 million for the six months ended June 30, 1997, to $55.1 million for the six months ended June 30, 1998. This increase was primarily the result of an increase in interest income on loans receivable from $42.6 million in the six months ended June 30, 1997 to $45.2 million in the six months ended June 30, 1998, due to an increase in the average portfolio balance of loans receivable, which increased $85.1 million, or 7.9%, to $1,168.2 million for the six months ended June 30, 1998, from $1,083.1 million for the six months ended June 30, 1997. The increase in the average portfolio balance of loans receivable resulted primarily from a strong economy in the Company's market area coupled with an aggressive program to attract new loan originations in both the mortgage and nonmortgage portfolios. The increase in interest income from loans receivable was significantly offset by a decrease in interest income on mortgage-backed and other asset-backed securities (including those available for sale) of $1.3 million, or 16.9%, to $6.4 million for the six months ended June 30, 1998, from $7.7 million for the six months ended June 30, 1997, due to the decrease in the average portfolio balance of $68.1 million, or 25.6%, to $198.2 million for the six months ended June 30, 1998, from $266.3 million for the six months ended June 30, 1997. The decrease in the average portfolio balance of mortgage-backed and other asset-backed securities is due to management's decision to reinvest the cash flows from these securities in loans receivable. Other interest income increased as did interest income on investment securities. Other interest income increased $611,000, or 310.2%, from $197,000 in the six months ended June 30, 1997 to $808,000 in the six months ended June 30, 1998, due primarily to the increase in the average portfolio balance of $20.1 million, or 193.1%, to $30.5 million for the six months ended June 30, 1998 from $10.4 million for the six months ended June 30, 1997. Interest income on investment securities (including those available for sale) increased by $169,000, or 6.8%, in the six months ended June 30, 1998, due primarily to a slight increase in the average portfolio balance of $2.1 million, or 2.4%, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, and to an increase of 151 basis points in the average yield for the six months ended June 30, 1998.

The increase in interest income was combined with an increase in total interest expense of $187,000, or 0.6%, from $29.4 million for the six months ended June 30, 1997 to $29.6 million for the six months ended June 30, 1998. Interest paid on deposits increased by $564,000, or 2.2%, to $25.7 million for the six months ended June 30, 1998, from $25.1 million for the six months ended June 30, 1997. This increase was due primarily to an increase in the average balance of the deposits of $43.7 million, or 3.8%, to $1,185.7 million for the six months ended June 30, 1998, from $1,142.0 million for the six months ended June 30, 1997, offset by a decrease of seven basis points in the cost of deposits. Interest paid on borrowed funds decreased, by $377,000, or 8.8%, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to a $12.9 million decrease in the average balance of Federal Home Loan Bank advances and other borrowed money for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, offset by an increase of seven basis points in the cost of borrowings.




                                       13-

PROVISION (CREDIT) FOR LOSSES ON LOANS. In determining the provision (credit) for losses on loans, management analyzes, among other things, the Bank's loan portfolio, market conditions and the Bank's market area. The provision (credit) for losses on loans decreased by $733,000 for the periods under comparison, from a provision of $554,000 for the six months ended June 30, 1997 to a credit of $179,000 for the six months ended June 30, 1998. A majority of the decrease, $418,000, was due to the recovery in full of a loss reserve established on a commercial real estate loan, which paid-off in the second quarter of 1998. Management believes that the allowance for loan losses is adequate at June 30, 1998. There can be no assurances that the allowance will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

NONINTEREST INCOME. Noninterest income increased by $887,000, or 31.8%, from $2.8 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998. This increase was primarily the result of an increase in fees and service charges of $833,000, or 33.9%, and an increase of $96,000 in the gain on the sale of loans. The increase in fees and service charges was primarily due to increased fees from transaction accounts, including a surcharge on ATM withdrawals instituted in fourth quarter 1997. The increase in the gain on sale of loans was due primarily to increased volume of loan sales in the current low interest rate environment.

NONINTEREST EXPENSE. Noninterest expense increased by $3.6 million, or 30.8%, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase was primarily due to an increase of $2.9 million in compensation expense and an increase of $400,000 in the other, net, noninterest expense. Minor changes in other noninterest expense categories also contributed to the total increase.

The Bank experienced increased compensation costs during the six months ended June 30, 1998, primarily due to an increase of $416,000 in employee compensation resulting from increased staffing and to an increase of $2.5 million resulting from expense recognized on benefit plans (including the purchase of shares of common stock of the Company by the ESOP in connection with the Conversion and Reorganization) due to the price appreciation of the fair market value of common stock in those plans. Furthermore, due to the Agreement to be acquired by Commercial Federal Corporation, compensation expense due to the Management Stock Bonus Plan ("MSBP"), whereby various officers and directors of the Bank were granted restricted stock vesting over a five-year period, increased by $2.0 million, as the provisions of the MSBP accelerated the vesting, thereby requiring the expense of those shares to be recognized. The increase in other, net, noninterest expense was due primarily to the accrual of a $250,000 charitable contribution expense to be made in the name of the Company, in accordance with the Agreement, prior to the consumation of the merger with Commercial Federal.

INCOME TAX EXPENSE. Federal and state income taxes decreased by $211,000, or 4.0%, for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, due primarily to tax benefits recognized from the Company's acquisition of Delta Federal Savings, F.S.B. in October 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank is required to maintain a minimum level of liquid assets as defined by the OTS regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's liquidity averaged 12.70% during the month of June 1998. The Bank adjusts its liquidity level in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability management objectives.

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

In addition, the Bank invests any excess funds in federal funds and overnight deposits which provide liquidity to meet lending requirements. Federal funds sold and other interest-earning assets at June 30, 1998 amounted to $59.6 million, an increase of $42.9 million from December 31, 1997. This increase reflects the cash flow generated from the accelerated repayment of loans receivable in the current low interest rate environment.

When the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with other financial institutions to provide an additional source of funds. The Bank had a June 30, 1998 balance of $107.4 million of Federal Home Loan Bank advances compared to $122.4 million as of December 31, 1997. These borrowings were used to fund the Bank's cash needs. The Bank does not anticipate that it will require additional short-term borrowings to meet its current loan commitments. At June 30, 1998, the Bank had total outstanding commitments to fund loan originations or obligations or mortgage-backed security purchases of $57.7 million.

The Bank can also access the capital markets to meet its cash needs, and did so most recently in 1995.

As required by regulation, the Bank must maintain a minimum regulatory tangible capital ratio of 1.5% of tangible assets, a minimum core capital ratio of 4% of adjusted tangible assets, and a minimum risk-based capital ratio of 8% of total risk-weight assets.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1998:

                                                   AMOUNT       % OF ASSETS
                                                   ------       -----------
                                              (in thousands)

      GAAP Capital                             $   209.081          13.51%
                                                 =========

      Tangible Capital:
            Actual                             $   204,160          13.23%
            Required                                23,141           1.50
                                                 ---------           ----
            Excess                             $   181,019          11.73%
                                                 =========

      Core Capital:
            Actual                             $   207,129          13.40%
            Required                                61,828           4.00
                                                 ---------           ----
            Excess                             $   145,301           9.40%
                                                 =========

      Risk-based Capital:
            Actual                             $   210,773          25.61%
            Required                                65,833           8.00
                                                 ---------           ----
            Excess                             $   144,940          17.61%
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

                              KEY OPERATING RATIOS

                                                  Three Months Ended                Six Months Ended
                                                      June 30, (1)                    June 30, (1)
                                                ------------------------         ------------------------
                                                 1998             1997             1998            1997
                                                 ----             ----             ----            ----

                                                      (Unaudited)                      (Unaudited)

Return on average assets................          1.09%            1.07%            1.16%           1.17%
Return on average equity................          7.78             8.30             8.42            8.88
Net interest spread.....................          2.90             2.59             2.87            2.70
Net interest margin.....................          3.45             3.12             3.43            3.25
Noninterest expense to average
   assets...............................          2.25             1.60             1.97            1.55
Equity to assets (period end)...........         14.11            12.90            14.11           12.90


                                                                    At June 30,          At December 31,
                                                                        1998                   1997
                                                                  ---------------        ---------------

                                                                          (Dollars in Thousands,
                                                                          except per share data)
                                                                               (Unaudited)

Nonperforming loans........................................         $     2,897            $     2,466
Repossessed real estate....................................                 166                    225
                                                                    -----------            -----------
   Total nonperforming assets..............................         $     3,063            $     2,691
                                                                    ===========            ===========

Allowance for loan losses to nonperforming assets..........              158.86%                175.25%
Nonperforming loans to total loans.........................                0.25%                  0.21%
Nonperforming assets to total assets.......................                0.20%                  0.17%

Book value per share (2)...................................         $     12.91            $     12.45


--------------
(1) The ratios for the three- and six-month periods are annualized where appropriate.
(2) The number of shares outstanding as of June 30, 1998 and December 31, 1997 was 16,894,636 and 16,808,372, respectively. This includes shares purchased by the ESOP.

                          FIRST COLORADO BANCORP, INC.
                                     PART II

Item 1. Legal Proceedings - From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

Item 2.   Changes in Securities - Not applicable.

Item 3.   Defaults upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - The annual meeting of stockholders of the Company was held on May 4, 1998, and the following items were presented:

          Election of Directors Leeon E. Hayden, E. William Foerster, Jr. and Robert W. Richards for terms of three years ending in 2001. Leeon E. Hayden received 13,354,368 votes and 101,160 votes were withheld. E. William Foerster, Jr. received 13,340,647 votes and 114,881 votes were withheld. Robert W. Richards received 13,353,573 votes and 101,955 votes were withheld.

          Ratification of the Company's 1996 Stock Option Plan. The plan was ratified with 12,445,777 votes for, 576,486 votes against, and 157,665 abstentions.

          Ratification of the Company's Management Stock Bonus Plan. The plan was ratified with 12,693,669 votes for, 585,006 votes against, and 176,856 abstentions.

          Ratification of the appointment of KPMG Peat Marwick LLP as the Company's auditors for the 1998 fiscal year. KPMG Peat Marwick LLP was ratified as the Company's auditors with 13,334,452 votes for, 49,006 votes against, and 72,069 abstentions.

          On July 13, 1998, the stockholders of the Company approved the Agreement whereby the Company will merge with and into Commercial Federal. A total of 11,223,698 votes out of 16,841,560 eligible were cast as follows: 10,887,830 for; 231,243 against; and 104,625 abstentions.

Item 5.   Other Information -Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
               2 Reorganization and Merger Agreement by and among First Colorado Bancorp, Inc. and First Federal Bank of Colorado, and Commercial Federal Corporation and Commercial Federal Bank, a Federal Savings Bank dated March 9, 1998.*
               3(i) Articles of Incorporation of First Colorado Bancorp, Inc.** 3(ii) Bylaws of First Colorado Bancorp, Inc.**
               4.1  Specimen Stock Certificate of First Colorado Bancorp, Inc.**
               4.2  Preferred Share Purchase Rights Agreement***

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

          (b) Reports on Form 8-K - On July 21, 1998, the Registrant filed a Current Report on Form 8-K announcing the results of its special meeting of shareholders regarding the proposed merger with Commercial Federal.

---------------------------
     * Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on March 9, 1998.
     ** Incorporated by reference to the Registration Statement on Form S-1 (file no. 33-97228) declared effective by the SEC on November 13, 1995.
     *** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on July 25, 1996.
     **** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
     ***** Incorporated by reference to the  Registrant's  Annual Report on Form
           10-K for the year ended December 31, 1996.
    ****** Filed electronically only.

                          FIRST COLORADO BANCORP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



              First Colorado Bancorp, Inc.       (Registrant)



Date: August 13, 1998                          By:   /s/ Malcolm E. Collier, Jr.
                                                     ---------------------------
                                                     Malcolm E. Collier, Jr.
                                                     Chairman of the Board
                                                     Chief Executive Officer



Date: August 13, 1998                          By:   /s/ Brian L. Johnson
                                                     ---------------------------
                                                     Brian L. Johnson
                                                     Executive Vice President
                                                     Treasurer